Form 10-Q
period 2022-06-30
Blue Water Vaccines Inc.
filed 2022-08-15
CIK 1782107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, the registrant had 13,579,399 shares of common stock, $0.00001 par value per share, outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WATER VACCINES INC.

Condensed Balance Sheets

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets
Cash	$22,242,183	$1,928,474
Prepaid expenses	1,013,004	234,551
Deferred offering costs	238,804	757,646
Receivable from related party	20,364	152,524
Total current assets	23,514,355	3,073,195

Prepaid expenses, long-term	73,974	—
Property and equipment, net	17,780	11,502
Deposit	27,588	—
Total assets	$23,633,697	$3,084,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$972,971	$582,605
Accrued expenses	2,080,392	1,055,515
Contingent warrant liability	5,373	—
Total current liabilities	3,058,736	1,638,120

Commitments and Contingencies (see Note 7)

Stockholders’ equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at June 30, 2022 and December 31, 2021	—	—
Series Seed: 0 and 1,150,000 shares designated at June 30, 2022 and December 31, 2021, respectively; 0 and 1,146,138 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively; $0 and $15.4 million aggregate liquidation preference at June 30, 2022 and December 31, 2021, respectively	—	11
Common stock, $0.00001 par value, 250,000,000 shares authorized at June 30, 2022 and December 31, 2021; 12,229,399 and 3,200,000 shares outstanding at June 30, 2022 and December 31, 2021, respectively	122	32
Additional paid-in-capital	32,866,752	7,403,204
Accumulated deficit	(12,291,913)	(5,956,670)
Total stockholders’ equity	20,574,961	1,446,577
Total liabilities and stockholders’ equity	$23,633,697	$3,084,697

The accompanying notes are an integral part of these condensed financial statements.

BLUE WATER VACCINES INC.
Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Operating expenses
General and administrative	$3,001,418	$262,732	$4,616,987	$500,276
Research and development	1,293,467	529,542	1,748,559	617,779
Total operating expenses	4,294,885	792,274	6,365,546	1,118,055
Loss from operations	(4,294,885)	(792,274)	(6,365,546)	(1,118,055)
Other income
Change in fair value of contingent warrant liability	(30,303)	—	(30,303)	—
Total other income	(30,303)	—	(30,303)	—
Net loss	$(4,264,582)	$(792,274)	$(6,335,243)	$(1,118,055)
Cumulative preferred stock dividends	—	139,217	96,359	276,904
Net loss applicable to common stockholders	$(4,264,582)	$(931,491)	$(6,431,602)	$(1,394,959)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.29)	$(0.70)	$(0.44)
Weighted average number of common shares outstanding, basic and diluted	11,995,832	3,200,000	9,226,621	3,200,000

The accompanying notes are an integral part of these condensed financial statements.

BLUE WATER VACCINES INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	1,146,138	$11	3,200,000	$32	$7,403,204	$(5,956,670)	$1,446,577
Issuance of common stock in initial public offering, net of $2.9 million of offering costs	—	—	2,222,222	22	17,138,818	—	17,138,840
Conversion of convertible preferred stock to common stock upon initial public offering	(1,146,138)	(11)	5,626,365	56	(45)	—	—
Stock-based compensation	—	—	—	—	19,332	—	19,332
Net loss	—	—	—	—	—	(2,070,661)	(2,070,661)
Balance at March 31, 2022	—	$—	11,048,587	$110	$24,561,309	$(8,027,331)	$16,534,088
Issuance of common stock and warrants in private placement, net of $1.1 million of offering costs	—	—	590,406	6	6,858,322	—	6,858,328
Exercise of pre-funded warrants	—		590,406	6	(6)	—	—
Stock-based compensation	—	—	—	—	1,447,127	—	1,447,127
Net loss	—	—	—	—	—	(4,264,582)	(4,264,582)
Balance at June 30, 2022	—	$—	12,229,399	$122	$32,866,752	$(12,291,913)	$20,574,961

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	1,146,138	$11	3,200,000	$32	$7,273,063	$(2,539,336)	$4,733,770
Stock-based compensation	—	—	—	—	41,721	—	41,721
Net loss	—	—	—	—	—	(325,781)	(325,781)
Balance at March 31, 2021	1,146,138	$11	3,200,000	$32	$7,314,784	$(2,865,117)	$4,449,710
Stock-based compensation	—	—	—	—	34,924	—	34,924
Net loss	—	—	—	—	—	(792,274)	(792,274)
Balance at June 30, 2021	1,146,138	$11	3,200,000	$32	$7,349,708	$(3,657,391)	$3,692,360

The accompanying notes are an integral part of these condensed financial statements.

BLUE WATER VACCINES INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flows from operating activities
Net loss	$(6,335,243)	$(1,118,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,061	2,478
Stock-based compensation	1,466,459	76,645
Change in fair value of contingent warrant liability	(30,303)	—
Changes in operating assets and liabilities:
Prepaid expenses	(778,453)	(77,500)
Deferred offering cost	—	(30,000)
Receivable from related party	(7,840)	(12,437)
Prepaid expenses, long-term	(73,974)	92,467
Deposit	(27,588)	15,000
Accrued expenses	1,223,613	434,728
Accounts payable	491,760	(13,037)
Deferred rent	—	(9,642)
Net cash used in operating activities	(4,068,508)	(639,353)

Cash flows from investing activities
Purchase of property and equipment	(9,339)	—
Net cash used in investing activities	(9,339)	—

Cash flows from financing activities
Payment of deferred offering costs	(51,304)	—
Proceeds from issuance of common stock in initial public offering, net of underwriting discount	18,400,000	—
Payments of initial public offering costs	(926,972)	—
Proceeds from issuance of common stock and warrants in private placement, net of placement agent discount	7,319,462	—
Payments of private placement issuance costs	(349,630)	—
Net cash provided by financing activities	24,391,556	—
Net increase (decrease) in cash	20,313,709	(639,353)
Cash, beginning of period	1,928,474	4,308,821
Cash, end of period	$22,242,183	$3,669,468

Noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$187,500	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$45	$—
Private placement offering costs included in accounts payable	$75,828	$—
Recognition of contingent warrant liability upon issuance of common stock in private placement	$35,676	$—
Payment of accrued bonus through related party receivable	$140,000	$—
Exercise of pre-funded warrants	$6	$—

The accompanying notes are an integral part of these condensed financial statements.

BLUE WATER VACCINES INC.
Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Organization and Basis of Presentation

Organization and Nature of Operations

Blue Water Vaccines Inc. (the “Company”) was formed on October 26, 2018, to focus on the research and development of transformational vaccines to prevent infectious diseases worldwide. The Company’s lead vaccine candidates, BWV-101 and BWV-102, are being investigated as a universal influenza vaccine with the potential to protect against all influenza strains and may provide a first-in-class long-term global vaccine that protects millions. The Company’s proprietary, immunogenic, multi-purpose platform enables the Company to bioengineer viral nanoparticles to deliver antigens, enhancing immunity, in an array of infectious disease agents, including influenza. All of the Company’s vaccine candidates are in the pre-clinical developmental stage.

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

Note 2 — Liquidity and Financial Condition

The Company has had limited operating activities to date, substantially all of which have been devoted to seeking licenses and engaging in research and development activities. The Company’s product candidates currently under development will require significant additional research and development efforts prior to commercialization. The Company has financed its operations since inception primarily using proceeds received from seed investors, and proceeds received upon the completion of its IPO and private placement.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of June 30, 2022, the Company had cash of approximately $22.2 million, working capital of approximately $20.5 million and an accumulated deficit of approximately $12.3 million.

On April 19, 2022, the Company completed a private placement in which it received approximately $6.9 million in net cash proceeds, after deducting placement agent fees and other offering expenses, see Note 6. In addition, on August 11, 2022, the Company completed a private placement in which it received approximately $8.8 million in net proceeds, after deducting placement agent fees and other initial offering expenses, see Note 11. The Company believes the existing cash at June 30, 2022, will be sufficient to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates for at least one year after the date that these financial statements are available to be issued. As such, the Company determined that it is not probable based on projected cash flows that substantial doubt about the Company’s ability to continue as a going concern exists for the one-year period following the date that the financial statements for the three and six months ended June 30, 2022 were available to be issued.

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

BLUE WATER VACCINES INC.
Notes to Condensed Financial Statements

(Unaudited)

Note 3 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s financial statements relate to the valuation of common stock, stock-based compensation, valuation of the contingent warrant liability, judgments used in the evaluation of potential loss contingencies, accrued research and development expenses and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Unaudited Interim Financial Statements

The accompanying condensed balance sheet as of June 30, 2022, the condensed statements of operations and the condensed statements of changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021, and its cash flows for the six months ended June 30, 2022 and 2021. The financial data and the other financial information disclosed in the notes to these condensed financial statements related to the three and six-month periods are also unaudited. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The unaudited condensed financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, which includes a broader discussion of the Company’s business and the risks inherent therein.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Financial instruments, including cash, prepaid expenses, deferred offering costs, receivables from related party, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. As of December 31, 2021, none of the Company’s non-financial assets or liabilities were recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented. The contingent warrant liability that became issuable upon the close of the private placement during the three months ended June 30, 2022, is valued on a recurring basis utilizing a Monte Carlo simulation which includes Level 3 inputs. See Note 6. The following assumptions were used for the valuation of the contingent warrant liability upon the commitment date of April 19, 2022:

Exercise price	$8.46875
Term (years)	4.00
Expected stock price volatility	117.0%
Risk-free rate of interest	2.86%

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$5,373	—	—	$5,373

The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent warrant liability using unobservable Level 3 inputs for the three and six months ended June 30, 2022:

Contingent
Warrant Liability
Balance at December 31, 2021	$—
Fair value at issuance	35,676
Change in fair value	(30,303)
Balance at June 30, 2022	$5,373

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. As of June 30, 2022, all previously deferred offering costs related to the IPO, totaling approximately $0.8 million, and of which $0.3 million were paid during 2021, were netted against the proceeds received upon the closing of the IPO, which occurred on February 23, 2022.

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

Contingencies

Accruals are recorded for loss contingencies when it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. Considering facts known at the time of the assessment, the Company determines whether potential losses are considered reasonably possible or probable and whether they are estimable. Based upon this assessment, the Company carries out an evaluation of disclosure requirements and considers possible accruals in the financial statements.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards to employees with graded-vesting schedules are recognized using the accelerated attribution method, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

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

Expected Volatility —Volatility is a measure of the amount by which the Company’s share price has historically fluctuated or is expected to fluctuate (i.e., expected volatility) during a period.  Due to the lack of an adequate history of a public market for the trading of the Company’s common stock and a lack of adequate company-specific historical and implied volatility data, the Company computes stock price volatility over expected terms based on comparable companies’ historical common stock trading prices. For these analyses, the Company has selected companies with comparable characteristics, including enterprise value, risk profiles, and position within the industry.

Common Stock Fair Value — Due to the absence of an active market for the Company’s common stock prior to the IPO, the fair value of the common stock underlying the Company’s stock options granted prior to the IPO was estimated at each grant date and was determined with the assistance of an independent third-party valuation expert. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment. After the completion of the IPO, the fair value of each share of common stock is based on the closing price of the Company’s common stock as reported by the Nasdaq Capital Market.

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

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (“ASC 480-10”), and then in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 480-10, warrants are considered liability-classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.

If the warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income (expense), net in the statements of operations. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. As of June 30, 2022, all of the Company’s outstanding warrants are equity-classified warrants, except for the contingent warrants that became issuable upon the close of the private placement that occurred during the three months ended June 30, 2022. See Note 6.

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

The following securities were excluded from the computation of diluted shares outstanding due to the losses incurred in the periods presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase shares of common stock	1,495,180	780,640	1,495,180	780,640
Series Seed Preferred Stock	—	4,584,552	—	4,584,552
Warrants issued upon close of IPO	111,111	—	111,111	—
Private Placement Warrants	1,251,661	—	1,251,661	—
Total	2,857,952	5,365,192	2,857,952	5,365,192

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

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for public business entities except for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method, and the adoption of the ASU did not impact the Company’s financial position, results of operations, cash flows or net loss per share.

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

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. This guidance is effective for public business entities beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Note 4 — Balance Sheet Details

Prepaid Expenses

Prepaid expenses consisted of the following as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Prepaid research and development	$217,337	$203,910
Prepaid insurance	720,735	4,842
Prepaid other	74,932	25,799
Total	$1,013,004	$234,551

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 4 — Balance Sheet Details (cont.)

Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Accrued license fees	$10,000	$225,000
Accrued research and development	497,022	300,182
Accrued deferred offering costs	187,500	246,236
Accrued compensation	736,380	234,265
Accrued loss contingency	520,000	—
Accrued professional fees	49,000	—
Accrued other	80,490	49,832
Total	$2,080,392	$1,055,515

Note 5 — Significant Agreements

Oxford University Innovation Limited

In December 2018, the Company entered into an option agreement Oxford University Innovation (“OUI”), which was a precursor to a license agreement (the “OUI Agreement”), dated July 16, 2019. Under the terms of the OUI Agreement, the Company holds an exclusive, worldwide license to certain specified patent rights and biological materials relating to the use of epitopes of limited variability and virus-like particle products and practice processes that are covered by the licensed patent rights and biological materials for the purpose of developing and commercializing a vaccine product candidate for influenza. The Company is obligated to use its best efforts to develop and market Licensed Products, as defined in the OUI Agreement, in accordance with its development plan, report to OUI on progress, achieve the following milestones and must pay OUI nonrefundable milestone fees when it achieves them: initiation of first Phase I study; initiation of first Phase II study; initiation of first Phase III/pivotal registration studies; first submission of application for regulatory approval (BLA/NDA); marketing authorization in the United States; marketing authorization in any EU country; marketing authorization in Japan; first marketing authorization in any other country; first commercial sale in Japan; first commercial sale in any ROW country; first year that annual sales equal or exceed certain thresholds. See Note 7 for additional information on the milestone payments as well as royalty obligations required under the OUI Agreement. The OUI Agreement will expire upon ten (10) years from the expiration of the last patent contained in the licensed patent rights, unless terminated earlier. During the year ended December 31, 2021, the U.S. Patent related to immunogenic composition was issued to OUI. This patent expires in August 2037. No additional patents have been issued during the three and six months ended June 30, 2022. Either party may terminate the OUI Agreement for an uncured material breach. The Company may terminate the OUI Agreement for any reason at any time upon six months’ written notice expiring after the third anniversary of the OUI Agreement. OUI may terminate immediately if the Company has a petition presented for its winding-up or passes a resolution for winding up other than for a bona fide amalgamation or reconstruction or compounds with its creditors or has a receiver or administrator appointed. OUI may also terminate if the Company opposes or challenges the validity of any of the patents or applications in the Licensed Technology, as defined in the OUI Agreement; raises the claim that the know-how of the Licensed Technology is not necessary to develop and market Licensed Products; or in OUI’s reasonable opinion, is taking inadequate or insufficient steps to develop or market Licensed Products and does not take any further steps that OUI requests by written notice within a reasonable time.

For the three and six months ended June 30, 2022 and 2021, the Company did not incur any licensing fee payments for intellectual property licenses. See Note 7.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 5 — Significant Agreements (cont.)

St. Jude Children’s Hospital

The Company entered into a license agreement (the “St. Jude Agreement”), dated January 27, 2020, with St. Jude Children’s Research Hospital (“St. Jude”). Under the terms of the St. Jude Agreement, the Company holds an exclusive, worldwide license to certain specified patent rights and biological materials relating to the use of live attenuated streptococcus pneumoniae and practice processes that are covered by the licensed patent rights and biological materials for the purpose of developing and commercializing a vaccine product candidate for streptococcus pneumoniae. The St. Jude Agreement will expire upon the expiration of the last valid claim contained in the licensed patent rights, unless terminated earlier. The Company is obligated to use commercially reasonable efforts to develop and commercialize the licensed product(s). The milestones include the following events: (i) complete IND enabling study; (ii) initiate animal toxicology study; (iii) file IND; (iv) complete Phase I Clinical Trial; (v) commence Phase II Clinical Trial; (vi) commence Phase III Clinical Trial; and, (vii) regulatory approval, U.S. or foreign equivalent. If the Company fails to achieve the development milestones contained in the St. Jude Agreement, and if the Company and St. Jude fail to agree upon a mutually satisfactory revised timeline, St. Jude will have the right to terminate the St. Jude Agreement. Either party may terminate the St. Jude Agreement in the event the other party (a) files or has filed against it a petition under the Bankruptcy Act (among other things) or (b) fails to perform or otherwise breaches its obligations under the St. Jude Agreement, and has not cured such failure or breach within sixty (60) days. The Company may terminate for any reason on thirty (30) days written notice. On May 11, 2022, the Company entered into an amendment to the St. Jude Agreement, whereby the royalty terms, milestone payments and licensing fees were amended, and a revised development milestone timeline was agreed to. See Note 7 for more information on this amendment.

For the three and six months ended June 30, 2022, the Company recognized approximately $8,000 and $10,000, respectively, for intellectual property licenses, which is recorded as research and development expenses. For the three and six months ended June 30, 2021, the Company recognized $10,000 for intellectual property licenses, which is recorded as research and development expenses. See Note 7 for additional information on the milestone payments as well as royalty obligations required under the St. Jude Agreement.

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

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 5 — Significant Agreements (cont.)

For the three and six months ended June 30, 2022, the Company did not incur any licensing fee payments for intellectual property licenses. For the three and six months ended June 30, 2021, the Company accrued licensing fee payments for intellectual property licenses, which is recorded as research and development expenses, in aggregate of approximately $377,000.  See Note 7.

Ology Bioservices, Inc. (which was later acquired by National Resilience, Inc.)

The Company entered into a Master Services Agreement (“Ology MSA”), dated July 19, 2019, with Ology, Inc. (“Ology”) to provide services from time to time, including but not limited to technology transfer, process development, analytical method optimization, cGMP manufacture, regulatory affairs, and stability studies of biologic products. Pursuant to the Ology MSA, the Company and Ology shall enter into a Project Addendum for each project to be governed by the terms and conditions of the Ology MSA. The Company has entered into two Project Addendums as of June 30, 2022 and December 31, 2021. The initial Project Addendum was executed on October 18, 2019 and the Company was required to pay Ology an aggregate of approximately $4 million. Due to unforeseen delays associated with COVID-19, the Company and Ology entered into a letter agreement dated January 9, 2020 to stop work on the project. The Company paid Ology $100,000 for services, of which $48,600 remained as a prepaid expense as of December 31, 2020. The second Project Addendum was executed on May 21, 2021 and the Company is obligated to pay Ology an aggregate amount of approximately $2.8 million, plus reimbursement for materials and outsourced testing, which will be billed at cost plus 15%. This project began during 2021, and the Company recorded approximately $164,000 and $115,000 as related accounts payable and accrued expenses, respectively, at December 31, 2021. On April 20, 2022, the Company entered into an amendment to the Ology MSA, whereby the Company’s obligations increased by $300,000, specifically related to regulatory support on the project. During the three and six months ended June 30, 2022, the Company incurred related research and development expenses of approximately $275,000 and $492,000, respectively, and had approximately $144,000 and $453,000 recorded as related accounts payable and accrued expenses, respectively, at June 30, 2022. There were no such expenses incurred during the three and six months ended June 30, 2021.

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

Common Stock

As of June 30, 2022 and December 31, 2021, there were 12,229,399 and 3,200,000 shares of common stock issued and outstanding, respectively.

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

The Company evaluated the terms of the warrants issued at the close of the IPO and determined that they should be classified as equity instruments based upon accounting guidance provided in ASC 480 and ASC 815-40. Since the Company determined that the warrants were equity-classified, the Company recorded the proceeds from the IPO, net of issuance costs, within common stock at par value and the balance of the net proceeds to additional paid in capital. As of June 30, 2022, the outstanding warrants are exercisable into 111,111 shares of common stock whose fair value was $2.13 per share, based on the closing trading price on that day.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity (cont.)

Private Investment in Public Equity

On April 19, 2022, the Company consummated the closing of a private placement (the “April Private Placement”), pursuant to the terms and conditions of a securities purchase agreement, dated as of April 13, 2022. At the closing of the April Private Placement, the Company issued 590,406 shares of common stock (the “Shares”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 590,406 shares of common stock and preferred investment options (the “Preferred Investment Options”) to purchase up to an aggregate of 1,180,812 shares of common stock. The purchase price of each Share together with the associated Preferred Investment Option was $6.775, and the purchase price of each Pre-Funded Warrant together with the associated Preferred Investment Option was $6.774. The aggregate net cash proceeds to the Company from the April Private Placement were approximately $6.9 million, after deducting placement agent fees and other offering expenses. H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent for the April Private Placement. The Pre-Funded Warrants had an exercise price of $0.001 per share, were exercisable on or after April 19, 2022, and were exercisable until the Pre-Funded Warrants were exercised in full. The Pre-Funded Warrants were exercised in full on May 24, 2022, and as such the Company issued 590,406 shares of common stock on that date. The Preferred Investment Options are exercisable at any time on or after April 19, 2022 through April 20, 2026, at an exercise price of $6.65 per share, subject to certain adjustments as defined in the agreement. The Company agreed to pay Wainwright a placement agent fee and management fee equal to 7.5% and 1.0%, respectively, of the aggregate gross proceeds from the April Private Placement and reimburse certain out-of-pocket expenses up to an aggregate of $85,000. In addition, the Company issued warrants to Wainwright (the “Wainwright Warrants”) to purchase up to 70,849 shares of common stock. The Wainwright Warrants are in substantially the same form as the Preferred Investment Options, except that the exercise price is $8.46875. The form of the Preferred Investment Options is a warrant, and as such the Preferred Investment Options, the Pre-Funded Warrants, and the Wainwright Warrants are collectively referred to as the “Private Placement Warrants”. Further, upon any exercise for cash of any Preferred Investment Options, the Company agreed to issue to Wainwright additional warrants to purchase the number of Shares equal to 6.0% of the aggregate number of Shares underlying the Preferred Investment Options that have been exercised, also with an exercise price of $8.46875 (the “Contingent Warrants”). The maximum number of Contingent Warrants issuable under this provision is 70,849.

In connection with the April Private Placement, the Company entered into a Registration Rights Agreement with the purchasers, dated as of April 13, 2022 (the “April Registration Rights Agreement”). The April Registration Rights Agreement provides that the Company shall file a registration statement covering the resale of all of the registrable securities (as defined in the April Registration Rights Agreement) with the Securities and Exchange Commission (the “SEC”) no later than the 20th calendar day following the date of the April Registration Rights Agreement and have the registration statement declared effective by the SEC as promptly as possible after the filing thereof, but in any event no later than the 45th calendar day following April 13, 2022 or, in the event of a full review by the SEC, the 75th day following April 13, 2022. The registration statement on Form S-1 required under the Registration Rights Agreement was filed with the SEC on May 3, 2022, and became effective on May 20, 2022.

Upon the occurrence of any Event (as defined in the April Registration Rights Agreement), which, among others, prohibits the Purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company is obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the April Private Placement. As of June 30, 2022, the Company determined that the likelihood of the Company incurring liquidated damages pursuant to the April Registration Rights Agreement is remote, and as such no accrual of these payments is required as of June 30, 2022.

The Company evaluated the terms of the Private Placement Warrants and determined that they should be classified as equity instruments based upon accounting guidance provided in ASC 480 and ASC 815-40. Since the Company determined that the Private Placement Warrants were equity-classified, the Company recorded the proceeds from the April Private Placement, net of issuance costs, within common stock at par value and the balance of the net proceeds to additional paid in capital. As of June 30, 2022, the outstanding Private Placement Warrants are exercisable into 1,251,661 shares of common stock whose fair value was $2.13 per share, based on the closing trading price on that day. In August 2022, the investors in the April Private Placement, agreed to cancel their preferred investment options issued in the April Private Placement, as part of their participation in the August Private Placement. See Note 11.

The Company evaluated the terms of the Contingent Warrants and determined that they should be classified as a liability based upon accounting guidance provided in ASC 815-40. The Company measured the liability upon the close of the April Private Placement and at June 30, 2022, using a Monte Carlo simulation. See Note 3. Since the Contingent Warrants are a form of compensation to the placement agent, the Company recorded the value of the liability of approximately $36,000, as a reduction of additional paid in capital, with subsequent changes in the value of the liability recorded in other income (expense) in the accompanying condensed statements of operations. As of June 30, 2022, the value of the Contingent Warrants was approximately $5,000, and none of the Contingent Warrants have been issued, as no Preferred Investment Options have been exercised.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity (cont.)

Preferred Stock

Prior to the close of the IPO, the Company had designated 1,150,000 shares of preferred stock as Series Seed Preferred Stock (“Series Seed”), with an original issue price of $6.09 per share (the “Original Issue Price”). As of June 30, 2022 and December 31, 2021, there were 0 and 1,146,138 shares issued and outstanding, respectively.

Conversion

Each share of the Series Seed was convertible, at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder, at a conversion price of $1.52 per share, subject to certain adjustments for stock splits, stock dividends, recapitalizations, and similar corporate transactions, into fully paid and non-assessable shares of the Company’s common stock. Each Series Seed share was automatically convertible into common stock of the Company, at the then-effective conversion price, upon the closing of a firmly underwritten public offering netting proceeds of at least $50 million with an offering price of at least three hundred percent (300%) of the Original Issue Price of the Series Seed. On February 18, 2022, the majority of the holders of the Series Seed approved the automatic conversion of the outstanding shares of the Series Seed and all related accrued and unpaid dividends, upon the close of the IPO. The number of conversion shares to be issued upon the close of the IPO were to be calculated in accordance with the original conversion terms provided by the Company’s Amended and Restated Certificate of Incorporation (“COI”) dated July 1, 2019. This conversion occurred on February 23, 2022, upon the close of the Company’s IPO.

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

As of December 31, 2021, and all other prior historical periods, the Liquidation Preference Amount was equal to two times the Series Seed Original Issue Price per share, plus unpaid cumulative dividends. In the event that the Proceeds were insufficient to enable the distribution in full of the Liquidation Preference Amount to the holders of the Series Seed for all of the preferred shares held by them, all of the Proceeds were to be distributed among the holders of Series Seed on a pro rata basis. Upon completion of the distribution required to the holders of Series Seed, all of the remaining Proceeds available for distribution to stockholders were to be distributed among the holders of common shares and preferred shares, on an as-converted basis, pro rata based on the number of common shares held by each such holder. However, if upon the occurrence of a Liquidation Event, the Liquidation Preference Amount the Series Seed stockholders were entitled to receive is two times the Original Issue Price per share, plus unpaid cumulative dividends, after such distribution is made, then the remaining Proceeds available for distribution to stockholders were to be distributed among the holders of common shares, pro rata based on the number of common shares held by each such holder.

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

Equity Incentive Plans

 The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was adopted by its board of directors and by its stockholders on July 1, 2019. The Company has reserved 1,400,000 shares of common stock for issuance pursuant to the 2019 Plan. There were no share-based awards granted under the 2019 Plan during the three and six months ended June 30, 2022 and 2021.

In addition, on February 23, 2022 and in connection with the closing of the IPO, the Company’s board of directors adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which is the successor and continuation of the Company’s 2019 Plan. Under the 2022 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other forms of awards to employees, directors and consultants of the Company. Upon its effectiveness, a total of 1,600,000 shares of common stock were reserved for issuance under the 2022 Plan. The stock options granted during the three and six months ended June 30, 2022 were granted under the 2022 Plan. As of June 30, 2022, there are 104,820 options available for issuance under the 2022 Plan.

Stock Options

The following summarizes activity related to the Company’s stock options under the 2019 Plan and the 2022 Plan for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	780,640	$0.01	$532,787	8.1
Granted	714,540	6.34	—	—
Forfeited / cancelled	—	—	—	—
Exercised	—	—	—	—
Outstanding as of June 30, 2022	1,495,180	3.04	$1,653,005	8.7
Options vested and exercisable as of June 30, 2022	891,722	$2.56	$1,134,252	8.5

The fair value of options granted in 2022 was estimated using the following assumptions:

For the Six Months Ended June 30,
2022
Exercise price	$2.55 – 6.45
Term (years)	5.00 – 10.00
Expected stock price volatility	114.5% – 121.2%
Risk-free rate of interest	2.9% – 3.1%

The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2022 was $3.56. The aggregate fair value of stock options vested during the three and six months ended June 30, 2022 was approximately $1.4 million and $1.5 million, respectively.

Of the total stock options granted during the three and six months ended June 30, 2022, 200,000 stock options were granted to the Company’s Chief Executive Officer (“CEO”), Chairman, and significant stockholder, 200,000 stock options were granted to the Company’s Chief Business Officer (“CBO”), and 100,000 stock options were granted to the Company’s Chief Financial Officer (“CFO”). Additionally, the Company granted 4,655 stock options to three of the Company’s non-executive directors, and 50,575 stock options to one non-executive director. The grant-date fair value of the stock options granted to the CEO, CBO, and CFO was approximately $0.7 million, $0.7 million, and $0.4 million, respectively, of which approximately $0.7 million, $0.5 million, and $0.1 million, respectively, was recognized as stock-based compensation expense during the three and six months ended June 30, 2022. The grant-date fair value of the stock options granted to the non-executive directors was approximately $0.2 million in the aggregate, of which approximately $0.1 million was recognized as stock-based compensation expense during the three and six months ended June 30, 2022.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity (cont.)

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$932,211	$10,958	$938,628	$23,876
Research and development	514,916	23,966	527,831	52,769
Total	$1,447,127	$34,924	$1,466,459	$76,645

As of June 30, 2022, unrecognized stock-based compensation expense relating to outstanding stock options is approximately $1.1 million, which is expected to be recognized over a weighted-average period of 1.96 years.

Note 7 — Commitments and Contingencies

Office Leases

Starting in 2018, the Company leased office space for approximately $5,500 a month from a related party. The Company was required to pay a $15,000 rental deposit. Rent expense related to this lease for the three and six months ended June 30, 2022 was $0. Rent expense related to this lease for the three and six months ended June 30, 2021 was approximately $8,000 and $28,000, respectively. The Company terminated the related party lease in May 2021 and entered into a month-to-month lease in Cincinnati, Ohio, with an unrelated party in April 2021 with monthly payments of approximately $500 per month.

The Company entered into a short-term lease in Palm Beach, Florida with an unrelated party, with a commencement date of May 1, 2022, for approximately $14,000 per month. The lease term ends on April 30, 2023 and is personally guaranteed by the Company’s CEO. The Company incurred rent expense for the three and six months ended June 30, 2022 of approximately $36,000.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. As of June 30, 2022, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims aside from the following.

On April 15, 2022, the Company received a demand letter (the “Demand Letter”) from Boustead. The Demand Letter alleges that the Company breached the Underwriting Agreement entered into between Boustead and the Company, dated February 17, 2022 in connection with the Company’s initial public offering. The Demand Letter alleges that, by engaging Wainwright as placement agent in the April Private Placement, the Company breached the right of first refusal to act as placement agent granted to Boustead under the Underwriting Agreement and, as a result of selling securities in the April Private Placement, breached the 12-month lock-up obligation following the consummation of the initial public offering under the Underwriting Agreement. The Demand Letter requested that the Company rescind the April Private Placement. The Company has not responded to the Demand Letter and no legal action has been brought by Boustead to date. The Company has evaluated the related contingency in accordance with the authoritative accounting guidance and recorded an accrued loss contingency of approximately $0.5 million in the accompanying condensed balance sheets, see Note 4. While the accrual represents the Company’s best estimate and incorporates all currently available information, there is no assurance that future quarterly or annual operating results will not be materially affected by this contingency.

Registration Rights Agreement

See Note 6.

Significant Agreements

Oxford University Innovation Limited

Pursuant to the OUI Agreement, as disclosed in Note 5, the Company is obligated to pay certain milestone and royalty payments in the future, as the related contingent events occur. Specifically, the Company is obligated to pay a 6% royalty on all net sales of licensed products, as defined in the OUI Agreement, with an annual minimum royalty payment of $250,000 starting post-product launch, until the expiration of the OUI Agreement or revocation of the last valid claim covering a licensed product, at which point a royalty rate of 3% will apply. An annual maintenance fee of $10,000 and $20,000 is required in the pre-phase III year and Phase III year, respectively, and as defined in the OUI Agreement. The Company is also obligated to pay a 25% royalty on any sums received by the Company from any sublicensee (including all up-front, milestone and other one-off payments received by the Company from any sub-licenses or other contracts granted by the Company with respect to the licensed technology). In addition, the Company is required to pay OUI milestone payments of up to an aggregate of $51.25 million; specifically, upon the achievement of specified development milestones of approximately $2.25 million, regulatory milestones of approximately $9.5 million, and commercial milestones of approximately $39.5 million. The annual maintenance fee and milestone fees are indexed to the RPI (Retail Prices index for all items which is published in the United Kingdom by the Office for National Statistics, or any replacement of it) and will be increased or decreased as appropriate as set forth in the OUI Agreement. As of June 30, 2022, the Company evaluated the likelihood of the Company achieving the specified milestones and generating product sales, and determined the likelihood is not yet probable and as such no accrual of these payments is required as of June 30, 2022.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 7 — Commitments and Contingencies (cont.)

Oxford University Research Agreement

Pursuant to the terms of the OUI Agreement, as disclosed in Note 5, the Company entered into a sponsored research agreement dated December 18, 2019 with Oxford University for research related to the OUI Agreement for a period of three years for a total of £420,000. The Company prepaid the full amount to Oxford of $554,802 for the services in January 2020, of which approximately $0.2 million remains as a prepaid expense as of June 30, 2022 and December 31, 2021. On May 16, 2022, the Company entered into an amendment to the Oxford University Research Agreement, whereby the Oxford University Research Agreement was extended until June 30, 2024, with an option to extend another 12 months, for a fee of £53,500 (or approximately $56,000).

St. Jude Children’s Hospital

Pursuant to the St. Jude Agreement, as disclosed in Note 5, the Company is obligated to pay certain milestone and royalty payments in the future, as the related contingent events occur. On May 11, 2022, the Company entered into an amendment to the St. Jude Agreement, whereby the royalty terms, milestones payments and licensing fees were amended. Specifically, pursuant to the terms of the St. Jude Agreement, as amended, the Company is obligated to make 5% royalty payments for each licensed product(s) sold by the Company or its affiliates, based on the net sales for the duration of the St. Jude Agreement, and also pay 15% of consideration received for any sublicenses. The Company is also required to pay an additional one-time $5,000 license fee, and an annual maintenance fee of $10,000 beginning on the first anniversary of the Effective Date (which is waived if all of the developmental milestones scheduled for completion before such annual fee is due have been achieved). In addition, the Company is required to pay St. Jude milestone payments of up to an aggregate of $1.9 million; specifically, upon the achievement of specified development milestones of $0.3 million, regulatory milestones of $0.6 million, and commercial milestones of $1.0 million. As of June 30, 2022, the Company evaluated the likelihood of the Company achieving the specified milestones and generating product sales, and determined the likelihood is not yet probable and as such no accrual of these payments is required as of June 30, 2022.

St. Jude Children’s Sponsored Research Agreement

In addition to the St. Jude Agreement, the Company also entered into a sponsored research agreement dated May 3, 2021 with St. Jude for research related to the St. Jude Agreement (the “St. Jude SRA”). Pursuant to the St. Jude SRA, the Company is obligated to pay St. Jude an aggregate amount of $73,073 in two parts, Phase I for $57,624 and Phase II for $15,449. This sponsored research project began during 2021, and the Company recorded approximately $8,000 in related accrued expenses at December 31, 2021. During the three and six months ended June 30, 2022, the Company incurred related research and development expenses of approximately $0 and $8,000, respectively, and had approximately $15,000 recorded as related accrued expenses at June 30, 2022. During the three and six months ended June 30, 2021, the Company incurred related research and development expenses of approximately $58,000.

Cincinnati Children’s Hospital Medical Center

Pursuant to the CHMC Agreement, as disclosed in Note 5, the Company is obligated to pay certain milestone and royalty payments in the future, as the related contingent events occur. Specifically, the Company is obligated to pay CHMC a single-digit royalty on net sales, being 5%, 4% or 2% depending on the product, until the last valid claim covering a licensed product exists, at which point the royalty rates decrease by 50%. The Company is also obligated to pay up to a 25% royalty on any non-royalty sublicense revenue paid to the Company by any sublicensee. The CHMC Agreement also provides the Company with an option to license any CHMC or jointly patented modification, alteration or improvement of any invention claimed in a Licensed Patent (“CHMC Improvement” and “Joint Improvement, respectively”), with a $50,000 option fee for each Improvement that the Company elects to include in the license grant of the CHMC Agreement. In addition, the Company is required to pay CHMC milestone payments of up to an aggregate of $59.75 million; specifically, upon the achievement of specified development milestones of approximately $0.5 million, regulatory milestones of approximately $1.25 million, and commercial milestones of approximately $58 million. As of June 30, 2022, the Company evaluated the likelihood of the Company achieving the specified milestones and generating product sales, and determined the likelihood is not yet probable and as such no accrual of these payments is required as of June 30, 2022.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 7 — Commitments and Contingencies (cont.)

CHMC Sponsored Research Agreement

In addition to the CHMC Agreement, the Company also entered into a sponsored research agreement dated June 30, 2022 with CHMC for research related to the CHMC Agreement (the “CHMC SRA”). Pursuant to this research agreement, the Company is obligated to pay CHMC an aggregate amount not-to-exceed $247,705. This sponsored research project has not yet begun as of June 30, 2022. The CHMC SRA has a term of one year, and is cancelable upon 60 days written notice by either party for convenience. In addition, either party may terminate the CHMC SRA in the event the other party (a) files or has filed against it a petition under the Bankruptcy Act (among other things) or (b) fails to perform or otherwise breaches its obligations under the agreement, and has not cured such failure or breach within 30 days of notice of material breach.

Ology Bioservices, Inc. (which was later acquired by National Resilience, Inc.)

Pursuant to the Ology MSA and the second Project Addendum, as disclosed in Note 5, the Company is obligated to pay Ology an aggregate amount of approximately $2.8 million, plus reimbursement for materials and outsourced testing which will be billed at cost plus 15%. This project began during 2021, and the Company recorded approximately $164,000 and $115,000 as related accounts payable and accrued expenses, respectively, at December 31, 2021. On April 20, 2022, the Company entered into an amendment to the Ology MSA, whereby the Company’s obligations increased by $300,000, specifically related to regulatory support on the project. During the three and six months ended June 30, 2022, the Company incurred related research and development expenses of approximately $275,000 and $492,000, respectively, and had approximately $144,000 and $453,000 recorded as related accounts payable and accrued expenses, respectively, at June 30, 2022. See Note 4. There were no such expenses incurred during the three and six months ended June 30, 2021. This project is currently expected to be performed through the fourth quarter of 2023.

Underwriter Termination Agreement

On February 7, 2022, the Company and its former underwriter, Maxim Group (“Maxim”), entered into a termination agreement, whereby the parties agreed to terminate their engagement of Maxim as the Company’s lead managing underwriter and book runner in connection with the Company’s IPO. Per the terms of the termination agreement, the Company agreed to pay Maxim a termination fee of $300,000, due upon the close of the Company’s IPO. The termination fee was recorded as general and administrative expense, and paid, during the six months ended June 30, 2022.

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

Note 8 — Related Party Transactions

The Company originally engaged the Chief Executive Officer, who is also the Board Chairman and prior to the close of the IPO, sole common stockholder of the Company, pursuant to a consulting agreement commencing October 22, 2018, which called for the Company to pay for consulting services performed on a monthly basis. Upon the close of the Company’s IPO, the consulting agreement was terminated and the CEO’s employment agreement became effective. During the three and six months ended June 30, 2022, the Company incurred approximately $0 and $63,000 in fees under the consulting agreement, respectively, which are recognized in general and administrative expenses in the accompanying condensed statements of operations. During the three and six months ended June 30, 2021, the Company incurred approximately $105,000 and $210,000 in fees under the consulting agreement, respectively, which are recognized in general and administrative expenses in the accompanying condensed statements of operations.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 8 — Related Party Transactions (cont.)

The Company also leased office space from a related party, through common ownership. The lease is further described in Note 7 of these financial statements. The lease was terminated in May 2021, and the related deposit was reclassified to the receivable from related party balance.

During the three and six months ended June 30, 2022, the Company’s compensation committee approved one-time bonus awards of $140,000 and $100,000 to the Company’s CEO and CBO, respectively, in recognition of their efforts in connection with the Company’s IPO. These bonuses were recognized during the six months ended June 30, 2022 as general and administrative expenses in the accompanying condensed statements of operations. In addition, during the three and six months ended June 30, 2022, the Company’s compensation committee approved stock option grants under the Company’s 2022 Equity Incentive Plan to certain of the Company’s executive officers. See Note 6.

As of June 30, 2022 and December 31, 2021, the Company has a receivable from related party of approximately $20,000 and $153,000, respectively. The balance as of June 30, 2022 consists of miscellaneous payments made by the Company on the behalf of the Company’s CEO. The balance as of December 31, 2021, consists primarily of consulting fee prepayments to the Company’s CEO, in the amount of $140,000. These consulting fee prepayments were repaid to the Company in lieu of a bonus payout due to the CEO during May 2022. The remaining balance as of December 31, 2021 consists of miscellaneous payments made by the Company on the behalf of the CEO.

One of the Company’s former directors and current Scientific Advisory Board members serves on the Advisory Board for the Cincinnati Children’s Hospital Medical Center Innovation Fund, which is affiliated with CHMC. The Company has an exclusive license agreement with CHMC as disclosed in Note 5. This director resigned from the Company’s board upon the close of its IPO.

Note 9 — Income Taxes

No provision for federal, state or foreign income taxes has been recorded for the three and six months ended June 30, 2022 and 2021. The Company has incurred net operating losses for all of the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as income tax expense. For the three and six months ended June 30, 2022 and 2021, the Company has not recognized any interest or penalties related to income taxes.

Note 10 — Retirement Plan

Effective January 1, 2022, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by the Internal Revenue Service. The terms of the 401(k) Plan allow for discretionary employer contributions. No expenses were incurred related to the 401(k) Plan during the three and six months ended June 30, 2022, and the 401(k) Plan lapsed during the three months ended June 30, 2022 due to inactivity.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 11 — Subsequent Events

On August 11, 2022, the Company consummated the closing of a private placement (the “August Private Placement”), pursuant to the terms and conditions of a securities purchase agreement, dated as of August 9, 2022. At the closing of the August Private Placement, the Company issued 1,350,000 shares of common stock (the “Shares”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 2,333,280 shares of common stock and preferred investment options to purchase up to an aggregate of 4,972,428 shares of common stock. The purchase price of each Share together with the associated preferred investment option was $2.715, and the purchase price of each Pre-Funded Warrant together with the associated preferred investment option was $2.714. The aggregate net cash proceeds to the Company from the August Private Placement were approximately $8.8 million, after deducting placement agent fees and other initial offering expenses. In addition, the investors in the August Private Placement, who are the same investors from the private placement that closed in April (see Note 6), agreed to cancel preferred investment options to purchase up to an aggregate of 1,180,812 shares of the Company’s common stock issued in April 2022. Wainwright acted as the exclusive placement agent for the August Private Placement. The Pre-Funded Warrants had an exercise price of $0.001 per share, are exercisable on or after August 11, 2022, and are exercisable until the Pre-Funded Warrants are exercised in full. The Preferred Investment Options are exercisable at any time on or after August 11, 2022 through August 12, 2027, at an exercise price of $2.546 per share, subject to certain adjustments as defined in the agreement. The Company agreed to pay Wainwright a placement agent fee and management fee equal to 7.5% and 1.0%, respectively, of the aggregate gross proceeds from the August Private Placement and reimburse certain out-of-pocket expenses up to an aggregate of $85,000. In addition, the Company issued warrants to Wainwright (the “August Wainwright Warrants”) to purchase up to 220,997 shares of common stock. The August Wainwright Warrants are in substantially the same form as the preferred investment options, except that the exercise price is $3.3938. Further, upon any exercise for cash of any preferred investment options, the Company agreed to issue to Wainwright additional warrants to purchase the number of Shares equal to 6.0% of the aggregate number of Shares underlying the preferred investment options that have been exercised, also with an exercise price of $3.3938.

In connection with the August Private Placement, the Company entered into a Registration Rights Agreement with the purchasers, dated as of August 9, 2022 (the “August Registration Rights Agreement”). The August Registration Rights Agreement provides that the Company shall file a registration statement covering the resale of all of the registrable securities (as defined in the August Registration Rights Agreement) with the SEC no later than the 30th calendar day following the date of the August Registration Rights Agreement and have the registration statement declared effective by the SEC as promptly as possible after the filing thereof, but in any event no later than the 45th calendar day following August 9, 2022 or, in the event of a full review by the SEC, the 80th day following August 9, 2022.

Upon the occurrence of any Event (as defined in the August Registration Rights Agreement), which, among others, prohibits the Purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company is obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the August Private Placement.

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

Since March 31, 2022, key development affecting our business include:

●

Completed Successful $8.8 Million Private Placement: In the third quarter of 2022, we completed a private placement of 1,350,000 shares of common stock and pre-funded warrants to purchase an aggregate of 2,333,280 shares of common stock. The aggregate net cash proceeds to us from the offering were $8.8 million, after deducting placement agent fees and other initial offering expenses.

●	Advanced BWV-201 IND-Enabling Activities: We continue to make significant progress with BWV-201, including the recent generation of the master cell bank (MCB) and working cell bank (WCB).

●	Expansion of our license agreement with St. Jude Children’s Research Hospital: We entered into an amended license agreement on May 11, 2022 with St. Jude Children’s Research Hospital to expand our global exclusive license to include use of our Streptococcus pneumoniae strain as a vector to present additional upper respiratory infectious bacterial antigens, including non-typeable Haemophilus influenzae (“NTHi”), a key infectious agent causing acute otitis media.

●	Amendment to our Scientific Research Agreement with The University of Oxford for BWV-101: We amended our research agreement with University of Oxford to extend the length of the agreement to support further development of BWV-101.

●	Executed Memorandum of Understanding with Instituto Butantan for BWV-101 development in Brazil: We entered into a memorandum of understanding with Instituto Butantan for development of our universal influenza vaccine candidate, BWV-101. Instituto Butantan was approved for a grant from the State of Sao Paulo Research Foundation (FAPESP) to develop BWV’s universal influenza vaccine candidate in Brazil. This project grant is part of a larger consortium across CeRDI to develop a centralized resource to achieve national autonomy in vaccines and biologics manufacturing and development.

●	Completed Successful $6.9 Million Private Placement: In the second quarter of 2022, we completed a private placement of 1,180,812 shares of our common stock, which included the full exercise of pre-funded warrants to purchase 590,406 shares of common stock. The aggregate net cash proceeds to us from the offering were $6.9 million, after deducting placement agent fees and other offering expenses.

●	Presented data on BWV-101 H3 & Flu B Novel Epitopes of Limited Variability: We presented the newly designed epitopes of limited variability supporting our universal influenza vaccine candidate on April 20, 2022 at the World Vaccine Congress in Washington, D.C.

●

Presented Company Overview at Various Conferences: We continue to develop relationships with the investment community through directed outreach. We were invited to present at the H.C. Wainwright Global Investment Conference in May and the JMP Securities Life Science Conference in June. Additionally, the Company presented their corporate overview to more than 25 potential investors, partners, collaborators and key stakeholders at the BIO International Convention in June.

An updated summary of the Company’s pipeline for all vaccine candidates is provided as follows:

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

We have incurred net losses since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. As of June 30, 2022, the Company had working capital of approximately $20.5 million and an accumulated deficit of approximately $12.3 million.  We will need to raise additional capital to sustain operations and meet our long-term operating requirements beyond the one-year period following the issuance of the accompanying condensed financial statements.

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

For additional details regarding our relationship with Ology, see Notes 5 and 7 to our financial statements included elsewhere in this Report.

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

Under the CHMC Agreement, we agreed to pay CHMC certain license fees, deferred license fees, development milestone fees, and running royalties beginning on the first net sale (among others). For additional details regarding our relationship with CHMC, see Note 5 to our financial statements included elsewhere in this Report. The CHMC license includes the following patents:

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

CHMC Sponsored Research Agreement

In addition to the CHMC Agreement, the Company also entered into a sponsored research agreement dated June 30, 2022 with CHMC for research related to the CHMC Agreement (the “CHMC SRA”). Pursuant to this research agreement, the Company is obligated to pay CHMC an aggregate amount not-to-exceed $247,705. This sponsored research project has not yet begun as of June 30, 2022. The CHMC SRA has a term of one year, and is cancelable upon 60 days written notice by either party for convenience. In addition, either party may terminate the CHMC SRA in the event the other party (a) files or has filed against it a petition under the Bankruptcy Act (among other things) or (b) fails to perform or otherwise breaches its obligations under the agreement, and has not cured such failure or breach within 30 days of notice of material breach.

Oxford University Innovation Limited Agreement

On July 16, 2019, we entered into an exclusive, worldwide license agreement with Oxford University Innovation Limited, which we refer to as the OUI Agreement, pursuant to which we obtained the right to develop and commercialize certain licensed technology entitled “Immunogenic Composition.”

Under the OUI Agreement, we agreed to fund three years’ worth of salaries for Dr. Craig Thompson in the University’ Department of Zoology through a sponsored research agreement with Oxford University, as well as royalties on all net sales of licensed products, along with certain development and milestone payments (among others). For additional details regarding our relationship with OUI, see Note 5 to our financial statements included elsewhere in this Report. The OUI license includes the following patents:

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

Under the St. Jude Agreement, we agreed to pay an initial license fee, an annual maintenance fee, milestone payments, patent reimbursement, and running royalties based on the net sales of licensed products. On May 11, 2022, the Company and St. Jude entered into a first amendment to the St. Jude Agreement (the “St. Jude Amendment”). The St. Jude Amendment provides for a revised development milestone timeline, a one-time license fee of $5,000, and an increase to the royalty rate from 4% to 5%. The St. Jude Amendment also provides for an increase to the contingent milestone payments, from $1.0 million to $1.9 million in the aggregate; specifically, development milestones of $0.3 million, regulatory milestones of $0.6 million, and commercial milestones of $1.0 million. For additional details regarding our relationship with St. Jude, see Notes 5 and 7 to our financial statements included elsewhere in this Report. The St. Jude license includes the following patents:

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

St. Jude Children’s Sponsored Research Agreement

In addition to the St. Jude Agreement, the Company also entered into a sponsored research agreement dated May 3, 2021 with St. Jude for research related to the St. Jude Agreement (the “St. Jude SRA”). Pursuant to the St. Jude SRA, the Company is obligated to pay St. Jude an aggregate amount of $73,073 in two parts, Phase I for $57,624 and Phase II for $15,449. This sponsored research project began during 2021, and the Company recorded approximately $8,000 in related accrued expenses at December 31, 2021. During the three and six months ended June 30, 2022, the Company incurred related research and development expenses of approximately $0 and $8,000, respectively, and had approximately $15,000 recorded as related accrued expenses at June 30, 2022. During the three and six months ended June 30, 2021, the Company incurred related research and development expenses of approximately $58,000.

COVID-19 Impacts

Our business, results of operations and financial condition have been and may continue to be impacted by the COVID-19 pandemic and could be further impacted by supply chain interruptions, extended “shelter-in-place” orders or advisories, facility closures or other reasons related to the pandemic. As of the date of this Quarterly Report on Form 10-Q, the extent to which COVID-19 could materially impact our financial conditions, liquidity or results of operations is uncertain.

To the extent COVID-19 disruptions continue to adversely impact our business, results of operations and financial condition, it may also have the effect of heightening risks relating to our ability to successfully commercialize newly developed or acquired products, consolidation in the healthcare industry, and maintenance of our contractual relationships.

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

We anticipate that our general and administrative expenses will continue to increase when compared to historical levels, as a result of increased personnel costs, expanded infrastructure and higher consulting, legal and accounting services costs associated with complying with the applicable stock exchange and the SEC requirements, investor relations costs and director and officer insurance premiums associated with being a public company.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our statements of operations for the periods indicated:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ Change	% Change
Operating costs and expenses
General and administrative	$3,001,418	$262,732	$2,738,686	1,042.4%
Research and development	1,293,467	529,542	763,925	144.3%
Total operating expenses	4,294,885	792,274	3,502,611	442.1%
Loss from operations	(4,294,885)	(792,274)	(3,502,611)	442.1%
Total other income	(30,303)	—	(30,303)	*
Net loss	$(4,264,582)	$(792,274)	$(3,472,308)	438.3%

*	Not meaningful

General and Administrative Expenses

For the three months ended June 30, 2022, general and administrative expenses increased by approximately $2.7 million compared to the same period in 2021. The increase was mainly due to an increase in employee and director compensation and benefits, including annual bonus compensation and stock-based compensation, of approximately $1.4 million, an increase in audit, accounting, and legal services of approximately $0.2 million, increases in various business activities related to company growth and development such as entering into a new lease, patent-related expenses and business advisory services totaling approximately $0.2 million, an accrued loss contingency of $0.5 million, and increases in other business activities related to now being a public company of approximately $0.4 million.

Research and Development Expenses

For the three months ended June 30, 2022, research and development expenses increased by approximately $0.8 million compared to the same period in 2021. The increase was primarily attributable to an increase in employee compensation and benefits, including annual bonus compensation and stock-based compensation, of approximately $0.7 million, increase in preclinical development activities of approximately $0.3 million mainly related to BWV-201, and an increase in external research and development personnel costs of approximately $0.1 million, offset by a decrease in license fees of approximately $0.3 million, primarily related to the one-time license fees incurred pursuant to the CHMC Agreement during the three months ended June 30, 2021.

Other Income

Other income relates to the change in fair value of the contingent warrant liability, which was incurred at the close of the private placement during the three months ended June 30, 2022. There was no other income or expense during the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our statements of operations for the periods indicated:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change	% Change
Operating costs and expenses
General and administrative	$4,616,987	$500,276	$4,116,711	822.9%
Research and development	1,748,559	617,779	1,130,780	183.0%
Total operating expenses	6,365,546	1,118,055	5,247,491	469.3%
Loss from operations	(6,365,546)	(1,118,055)	(5,247,491)	469.3%
Total other income	(30,303)	—	(30,303)	*
Net loss	$(6,335,243)	$(1,118,055)	$(5,217,188)	466.6%

*	Not meaningful

General and Administrative Expenses

For the six months ended June 30, 2022, general and administrative expenses increased by $4.1 million compared to the same period in 2021. The increase was mainly due to an increase in employee and director compensation and benefits, including annual bonus compensation and stock-based compensation, of approximately $1.9 million, an increase in audit, accounting, and legal services of approximately $0.5 million, increases in various business activities related to company growth and development such as patent-related expenses, travel, and business advisory services totaling approximately $0.3 million, an accrued loss contingency of $0.5 million, and increases in other business activities related to now being a public company of approximately $0.5 million. In addition, during the six months ended June 30, 2022, the Company incurred approximately $0.3 million for a non-recurring termination penalty to the Company’s former underwriter, for early termination of the agreement with that underwriter.

Research and Development Expenses

For the six months ended June 30, 2022, research and development expenses increased by approximately $1.1 million compared to the same period in 2021. The increase was primarily attributable to an increase in employee compensation and benefits, including annual bonus compensation and stock-based compensation, of approximately $0.7 million, increase in preclinical development activities of approximately $0.5 million mainly related to BWV-201, and an increase in external research and development personnel costs of approximately $0.2 million, offset by a decrease in license fees of approximately $0.3 million, primarily related to the one-time license fees incurred pursuant to the CHMC Agreement during the six months ended June 30, 2021.

Other Income

Other income relates to the change in fair value of the contingent warrant liability, which was incurred at the close of the private placement during the six months ended June 30, 2022. There was no other income or expense during the six months ended June 30, 2021.

Liquidity and Capital Resources

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to research and development, undertaking preclinical studies and enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net loss was approximately $4.3 million and $6.3 million, respectively, for the three and six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of approximately $12.3 million.  We also generated negative operating cash flows of approximately $4.1 million for the six months ended June 30, 2022.

On February 23, 2022, we completed our IPO in which we received approximately $17.1 million in net proceeds, after deducting the underwriting discount, and offering expenses. In addition, on April 19, 2022, we completed the April Private Placement in which we received approximately $6.9 million in net cash proceeds, after deducting placement agent fees and other offering expenses. Further, on August 11, 2022, the Company completed the August Private Placement in which it received approximately $8.8 million in net proceeds, after deducting placement agent fees and other initial offering expenses. The Company believes the existing cash at June 30, 2022, will be sufficient to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates for at least one year after the date that the accompanying condensed financial statements were issued.

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

We estimate that, based on our existing cash as of June 30, 2022, we have cash on hand sufficient to fund our operations for at least the next 12 months. We will need to raise additional capital prior to commencing additional pivotal trials for certain of our vaccine candidates. Until we can generate a sufficient amount of revenue from the commercialization of our vaccine candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The future sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net cash used in operating activities	(4,068,508)	(639,353)
Net cash used in investing activities	(9,339)	—
Net cash provided by financing activities	24,391,556	—
Net increase (decrease) in cash	20,313,709	(639,353)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was approximately $4.1 million, which primarily resulted from a net loss of approximately $6.3 million, which was partially offset by noncash stock-based compensation of approximately $1.5 million, and a net change in our operating assets and liabilities of approximately $0.8 million.

Net cash used in operating activities for the six months ended June 30, 2021 was approximately $0.6 million, which primarily resulted from a net loss of approximately $1.1 million, and was partially offset by noncash stock-based compensation of approximately $0.1 million and a net change in our operating assets and liabilities of approximately $0.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $9,000, which resulted from purchases of property and equipment. There were no such purchases, or other investing activities during the six months ended June 30, 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was approximately $24.4 million, and resulted primarily from the close of our IPO and the April Private Placement. No financing activities took place during the six months ended June 30, 2021.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, fair value of common stock, judgments used in the evaluation of potential loss contingencies, and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Contingencies

Accruals are recorded for loss contingencies when it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. Considering facts known at the time of the assessment, the Company determines whether potential losses are considered reasonably possible or probable and whether they are estimable. Based upon this assessment, the Company carries out an evaluation of disclosure requirements and considers possible accruals in the financial statements.

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (“ASC 480-10”), and then in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 480-10, warrants are considered liability-classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.

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

Expected Volatility — Volatility is a measure of the amount by which the Company’s share price has historically fluctuated or is expected to fluctuate (i.e., expected volatility) during a period. Due to the lack of an adequate history of a public market for the trading of the Company’s common stock and a lack of adequate company-specific historical and implied volatility data, the Company computes stock price volatility over expected terms based on comparable companies’ historical common stock trading prices. For these analyses, the Company has selected companies with comparable characteristics, including enterprise value, risk profiles, and position within the industry.

Common Stock Fair Value — Due to the absence of an active market for the Company’s common stock prior to the IPO, the fair value of the common stock underlying the Company’s stock options granted prior to the IPO was estimated at each grant date and was determined with the assistance of an independent third-party valuation expert. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment. After the completion of the IPO, the fair value of each share of common stock is based on the closing price of the Company’s common stock as reported by the Nasdaq Capital Market.

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

Related Party Transactions during the three months ended June 30, 2022

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

Boustead Demand Letter

On April 15, 2022, the Company received a demand letter (the “Demand Letter”) from Boustead. The Demand Letter alleges that the Company breached the Underwriting Agreement entered into between Boustead and the Company, dated February 17, 2022 in connection with the Company’s initial public offering. The Demand Letter alleges that, by engaging Wainwright as placement agent in the April Private Placement, the Company breached the right of first refusal to act as placement agent granted to Boustead under the Underwriting Agreement and, as a result of selling securities in the April Private Placement, breached the 12-month lock-up obligation following the consummation of the initial public offering under the Underwriting Agreement. The Demand Letter requested that the Company rescind the April Private Placement. The Company has not responded to the Demand Letter and no legal action has been brought by Boustead to date. The Company has evaluated the related contingency in accordance with the authoritative accounting guidance and recorded an accrued loss contingency of approximately $0.5 million in the accompanying condensed balance sheets. While the accrual represents the Company’s best estimate and incorporates all currently available information, there is no assurance that future quarterly or annual operating results will not be materially affected by this contingency.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, which are further described below in Material Weaknesses in Internal Control Over Financial Reporting.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified as of June 30, 2022 are as follows:

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

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weaknesses are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the material weaknesses, which includes steps to increase dedicated qualified personnel including financial consultants, improve reporting processes, and design and implement new controls. We have also designed a related party transactions approval policy which our Board of Directors approved on June 24, 2022. Further, we have designed certain controls surrounding the identification, approval and reporting of related party transactions, that we expect to implement by the end of 2022. We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2022, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Amendment No. 1 to Project Addendum 2 to Master Services Agreement, dated as of April 20, 2022, by and between the Registrant and Ology Bioservices, Inc.(1)
10.2	Amendment #1 to Exclusive License Agreement, dated as of May 11, 2022, by and between the Registrant and St. Jude Children’s Research Hospital, Inc.(1)
10.3	Agreement for the Sponsorship of a Research Project, dated as of December 19, 2019, by and between Blue Water Vaccines Inc. and The Chancellor Masters and Scholars of the University of Oxford (Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on June 1, 2022).
10.4	Amendment to Agreement for the Sponsorship of a Research Project, dated May 16, 2022 (Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on June 1, 2022).
10.5	Sponsored Research Agreement, effective as of June 30, 2022, by and between Blue Water Vaccines Inc. and Children’s Hospital Medical Center, d/b/a Cincinnati Children’s Hospital Medical Center (Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on July 25, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 13, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Water Vaccines Inc.

Date: August 15, 2022	By:	/s/ Joseph Hernandez
Joseph Hernandez
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: August 15, 2022	By:	/s/ Jon Garfield
Jon Garfield
Chief Financial Officer
(principal financial and accounting officer)