Form 10-Q
period 2022-09-30
Blue Water Vaccines Inc.
filed 2022-11-14
CIK 1782107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-41294

Blue Water Vaccines Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-2262816
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 E. Fifth Street, Suite 1900
Cincinnati, OH	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 620-4101

Securities registered pursuant to Section 12(b) of the Act:

Name of exchange on which
Title of each class	Trading Symbol(s)	registered
Common stock, $0.00001 par value	BWV	The Nasdaq Stock Market LLC

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

As of November 14, 2022, the registrant had 15,474,957 shares of common stock, $0.00001 par value per share, outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WATER VACCINES INC.

Condensed Balance Sheets

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets
Cash	$29,136,716	$1,928,474
Prepaid expenses	703,829	234,551
Deferred offering costs	176,304	757,646
Receivable from related party	34,673	152,524
Total current assets	30,051,522	3,073,195

Prepaid expenses, long-term	66,357	—
Property and equipment, net	15,934	11,502
Deposit	27,588	—
Total assets	$30,161,401	$3,084,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$834,308	$582,605
Accrued expenses	3,555,013	1,055,515
Contingent warrant liability	42,056	—
Total current liabilities	4,431,377	1,638,120

Commitments and Contingencies (see Note 7)

Stockholders’ equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2022 and December 31, 2021	—	—
Series Seed: 0 and 1,150,000 shares designated at September 30, 2022 and December 31, 2021, respectively; 0 and 1,146,138 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively; $0 and $15.4 million aggregate liquidation preference at September 30, 2022 and December 31, 2021, respectively	—	11
Common stock, $0.00001 par value, 250,000,000 shares authorized at September 30, 2022 and December 31, 2021; 14,689,851 and 3,200,000 shares outstanding at September 30, 2022 and December 31, 2021, respectively	147	32
Additional paid-in-capital	41,888,452	7,403,204
Accumulated deficit	(16,158,575)	(5,956,670)
Total stockholders’ equity	25,730,024	1,446,577
Total liabilities and stockholders’ equity	$30,161,401	$3,084,697

The accompanying notes are an integral part of these condensed financial statements.

BLUE WATER VACCINES INC.

Condensed Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expenses
General and administrative	$2,694,254	$825,999	$7,311,243	$1,326,275
Research and development	1,175,480	269,925	2,924,037	887,704
Total operating expenses	3,869,734	1,095,924	10,235,280	2,213,979
Loss from operations	(3,869,734)	(1,095,924)	(10,235,280)	(2,213,979)
Other income
Change in fair value of contingent warrant liability	(3,072)	—	(33,375)	—
Total other income	(3,072)	—	(33,375)	—
Net loss	$(3,866,662)	$(1,095,924)	$(10,201,905)	$(2,213,979)
Cumulative preferred stock dividends	—	186,320	96,359	463,224
Net loss applicable to common stockholders	$(3,866,662)	$(1,282,244)	$(10,298,264)	$(2,677,203)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.40)	$(0.94)	$(0.84)
Weighted average number of common shares outstanding, basic and diluted	14,338,379	3,200,000	10,949,265	3,200,000

The accompanying notes are an integral part of these condensed financial statements.

BLUE WATER VACCINES INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	1,146,138	$11	3,200,000	$32	$7,403,204	$(5,956,670)	$1,446,577
Issuance of common stock in initial public offering, net of $2.9 million of offering costs	—	—	2,222,222	22	17,138,818	—	17,138,840
Conversion of convertible preferred stock to common stock upon initial public offering	(1,146,138)	(11)	5,626,365	56	(45)	—	—
Stock-based compensation	—	—	—	—	19,332	—	19,332
Net loss	—	—	—	—	—	(2,070,661)	(2,070,661)
Balance at March 31, 2022	—	$—	11,048,587	$110	$24,561,309	$(8,027,331)	$16,534,088
Issuance of common stock and warrants in private placement, net of $1.1 million of offering costs	—	—	590,406	6	6,858,322	—	6,858,328
Exercise of pre-funded warrants	—	—	590,406	6	(6)	—	—
Stock-based compensation	—	—	—	—	1,447,127	—	1,447,127
Net loss	—	—	—	—	—	(4,264,582)	(4,264,582)
Balance at June 30, 2022	—	$—	12,229,399	$122	$32,866,752	$(12,291,913)	$20,574,961

Issuance of common stock and warrants in private placement, net of $2.2 million of offering costs	—	—	1,350,000	14	8,689,302	—	8,689,316
Exercise of stock options	—	—	165,452	2	1,653	—	1,655
Exercise of pre-funded warrants	—	—	945,000	9	936	—	945
Stock-based compensation	—	—	—	—	329,809	—	329,809
Net loss	—	—	—	—	—	(3,866,662)	(3,866,662)
Balance at September 30, 2022	—	$—	14,689,851	$147	$41,888,452	$(16,158,575)	$25,730,024

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	1,146,138	$11	3,200,000	$32	$7,273,063	$(2,539,336)	$4,733,770
Stock-based compensation	—	—	—	—	41,721	—	41,721
Net loss	—	—	—	—	—	(325,781)	(325,781)
Balance at March 31, 2021	1,146,138	$11	3,200,000	$32	$7,314,784	$(2,865,117)	$4,449,710
Stock-based compensation	—	—	—	—	34,924	—	34,924
Net loss	—	—	—	—	—	(792,274)	(792,274)
Balance at June 30, 2021	1,146,138	$11	3,200,000	$32	$7,349,708	$(3,657,391)	$3,692,360
Stock-based compensation	—	—	—	—	29,308	—	29,308
Net loss	—	—	—	—	—	(1,095,924)	(1,095,924)
Balance at September 30, 2021	1,146,138	$11	3,200,000	$32	$7,379,016	$(4,753,315)	$2,625,744

The accompanying notes are an integral part of these condensed financial statements.

BLUE WATER VACCINES INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash flows from operating activities
Net loss	$(10,201,905)	$(2,213,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,906	3,737
Stock-based compensation	1,796,268	105,953
Change in fair value of contingent warrant liability	(33,375)	—
Changes in operating assets and liabilities:
Prepaid expenses	(469,278)	(18,263)
Receivable from related party	(22,149)	(22,338)
Prepaid expenses, long-term	(66,357)	138,700
Deposit	(27,588)	15,000
Accrued expenses	2,760,734	496,113
Accounts payable	361,103	134,888
Deferred rent	—	(9,642)
Net cash used in operating activities	(5,897,641)	(1,369,831)

Cash flows from investing activities
Purchase of property and equipment	(9,339)	—
Net cash used in investing activities	(9,339)	—

Cash flows from financing activities
Payment of deferred offering costs	(51,304)	(196,975)
Proceeds from issuance of common stock in initial public offering, net of underwriting discount	18,400,000	—
Payments of initial public offering costs	(926,972)	—
Proceeds from issuance of common stock and warrants in private placements, net of placement agent discount	16,468,123	—
Payments of private placement issuance costs	(777,225)	—
Proceeds from exercise of stock options	1,655	—
Proceeds from exercise of pre-funded warrants	945	—
Net cash provided by (used in) financing activities	33,115,222	(196,975)
Net increase (decrease) in cash	27,208,242	(1,566,806)
Cash, beginning of period	1,928,474	4,308,821
Cash, end of period	$29,136,716	$2,742,015

Noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$125,000	$96,307
Conversion of convertible preferred stock to common stock upon initial public offering	$45	$—
Private placement offering costs included in accounts payable	$67,823	$—
Recognition of contingent warrant liability upon issuance of common stock in private placements	$75,431	$—
Incremental fair value of preferred investment options exchanged in connection with August private placement	$860,204	$—
Payment of accrued bonus through related party receivable	$140,000	$—
Exercise of pre-funded warrants	$6	$—

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

Note 2 — Liquidity and Financial Condition

The Company has had limited operating activities to date, substantially all of which have been devoted to seeking licenses and engaging in research and development activities. The Company’s product candidates currently under development will require significant additional research and development efforts prior to commercialization. The Company has financed its operations since inception primarily using proceeds received from seed investors, and proceeds received upon the completion of its IPO and private placements.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of September 30, 2022, the Company had cash of approximately $29.1 million, working capital of approximately $25.6 million and an accumulated deficit of approximately $16.2 million.

On April 19, 2022, the Company completed a private placement in which it received approximately $6.9 million in net cash proceeds, after deducting placement agent fees and other offering expenses, see Note 6. In addition, on August 11, 2022, the Company completed a private placement in which it received approximately $8.7 million in net proceeds, after deducting placement agent fees and other offering expenses, see Note 6. The Company believes the existing cash at September 30, 2022, will be sufficient to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates for at least one year after the date that these financial statements are available to be issued. As such, the Company determined that it is not probable based on projected cash flows that substantial doubt about the Company’s ability to continue as a going concern exists for the one-year period following the date that the financial statements for the three and nine months ended September 30, 2022 were available to be issued.

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

Unaudited Interim Financial Statements

The accompanying condensed balance sheet as of September 30, 2022, the condensed statements of operations and the condensed statements of changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the condensed statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. The financial data and the other financial information disclosed in the notes to these condensed financial statements related to the three and nine-month periods are also unaudited. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The unaudited condensed financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, which includes a broader discussion of the Company’s business and the risks inherent therein.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Financial instruments, including cash, prepaid expenses, deferred offering costs, receivables from related party, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. As of December 31, 2021, none of the Company’s non-financial assets or liabilities were recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented. The contingent warrant liability that became issuable upon the closing of the private placements during the nine months ended September 30, 2022, are valued on a recurring basis utilizing a Monte Carlo simulation which includes Level 3 inputs. See Note 6. The following assumptions were used for the valuation of the contingent warrant liability upon the various commitment dates:

	April 19, 2022	August 11, 2022
Exercise price	$8.46875	$3.3938
Term (years)	4.00	5.00
Expected stock price volatility	117.0%	127.82%
Risk-free rate of interest	2.86%	2.98%

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$42,056	—	—	$42,056

The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent warrant liability using unobservable Level 3 inputs for the nine months ended September 30, 2022:

Contingent Warrant Liability
Balance at December 31, 2021	$—
Fair value at issuance	75,431
Change in fair value	(33,375)
Balance at September 30, 2022	$42,056

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. As of September 30, 2022, all previously deferred offering costs related to the IPO, totaling approximately $0.8 million, and of which $0.3 million were paid during 2021, were netted against the proceeds received upon the closing of the IPO, which occurred on February 23, 2022.

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

If the warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income (expense), net in the statements of operations. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. As of September 30, 2022, all of the Company’s outstanding warrants are equity-classified warrants, except for the contingent warrants that became issuable upon the close of the April and August private placements. See Note 6.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

Net Loss Per Share

Basic loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period, including pre-funded warrants because their exercise requires only nominal consideration for the delivery of shares. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the Company’s preferred stock, warrants and options. Diluted loss per share excludes the shares issuable upon the conversion of preferred stock, as well as common stock options and warrants, from the calculation of net loss per share if their effect would be anti-dilutive.

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

The following securities were excluded from the computation of diluted shares outstanding due to the losses incurred in the periods presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Options to purchase shares of common stock	1,383,801	780,640	1,383,801	780,640
Series Seed Preferred Stock	—	4,584,552	—	4,584,552
Warrants issued upon close of IPO	111,111	—	111,111	—
Private Placement Warrants	5,264,274	—	5,264,274	—
Total	6,759,186	5,365,192	6,759,186	5,365,192

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

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. This guidance is effective for public business entities beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2022-03 effective July 1, 2022, and the adoption of the ASU did not impact the Company’s financial position, results of operations, cash flows, or net loss per share.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Note 4 — Balance Sheet Details

Prepaid Expenses

Prepaid expenses consisted of the following as of September 30, 2022 and December 31, 2021:

	As of	As of
	September 30,	December 31,
	2022	2021
Prepaid research and development	$125,281	$203,910
Prepaid insurance	434,762	4,842
Prepaid other	143,786	25,799
Total	$703,829	$234,551

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 4 — Balance Sheet Details (cont.)

Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2022 and December 31, 2021:

	As of	As of
	September 30,	December 31,
	2022	2021
Accrued license fees	$12,500	$225,000
Accrued research and development	994,875	300,182
Accrued deferred offering costs	125,000	246,236
Accrued compensation	815,902	234,265
Accrued loss contingency	1,313,924	—
Accrued director fees	86,875	—
Accrued other	205,937	49,832
Total	$3,555,013	$1,055,515

Note 5 — Significant Agreements

Oxford University Innovation Limited

In December 2018, the Company entered into an option agreement with Oxford University Innovation (“OUI”), which was a precursor to a license agreement (the “OUI Agreement”), dated July 16, 2019. Under the terms of the OUI Agreement, the Company holds an exclusive, worldwide license to certain specified patent rights and biological materials relating to the use of epitopes of limited variability and virus-like particle products and practice processes that are covered by the licensed patent rights and biological materials for the purpose of developing and commercializing a vaccine product candidate for influenza. The Company is obligated to use its best efforts to develop and market Licensed Products, as defined in the OUI Agreement, in accordance with its development plan, report to OUI on progress, achieve the following milestones and must pay OUI nonrefundable milestone fees when it achieves them: initiation of first Phase I study; initiation of first Phase II study; initiation of first Phase III/pivotal registration studies; first submission of application for regulatory approval (BLA/NDA); marketing authorization in the United States; marketing authorization in any EU country; marketing authorization in Japan; first marketing authorization in any other country; first commercial sale in Japan; first commercial sale in any ROW country; first year that annual sales equal or exceed certain thresholds. See Note 7 for additional information on the milestone payments as well as royalty obligations required under the OUI Agreement. The OUI Agreement will expire upon ten (10) years from the expiration of the last patent contained in the licensed patent rights, unless terminated earlier. During the year ended December 31, 2021, the U.S. Patent related to immunogenic composition was issued to OUI. This patent expires in August 2037. No additional patents have been issued during the three and nine months ended September 30, 2022. Either party may terminate the OUI Agreement for an uncured material breach. The Company was able to terminate the OUI Agreement for any reason at any time upon six months’ written notice until July 16, 2022, which was the third anniversary of the OUI Agreement. OUI may terminate immediately if the Company has a petition presented for its winding-up or passes a resolution for winding up other than for a bona fide amalgamation or reconstruction or compounds with its creditors or has a receiver or administrator appointed. OUI may also terminate if the Company opposes or challenges the validity of any of the patents or applications in the Licensed Technology, as defined in the OUI Agreement; raises the claim that the know-how of the Licensed Technology is not necessary to develop and market Licensed Products; or in OUI’s reasonable opinion, is taking inadequate or insufficient steps to develop or market Licensed Products and does not take any further steps that OUI requests by written notice within a reasonable time.

For the three and nine months ended September 30, 2022 and 2021, the Company did not incur any licensing fee payments for intellectual property licenses.

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

For the three and nine months ended September 30, 2022, the Company recognized approximately $3,000 and $13,000, respectively, for intellectual property licenses, which is recorded as research and development expenses. For the three and nine months ended September 30, 2021, the Company recognized $0 and $10,000 for intellectual property licenses, respectively, which is recorded as research and development expenses. See Note 7 for additional information on the milestone payments as well as royalty obligations required under the St. Jude Agreement.

Cincinnati Children’s Hospital Medical Center

The Company entered into a license agreement (the “CHMC Agreement”), dated June 1, 2021, with Children’s Hospital Medical Center, d/b/a Cincinnati Children’s Hospital Medical Center (“CHMC”). Under the terms of the CHMC Agreement, the Company holds an exclusive, worldwide license (other than the excluded field of immunization against, and prevention, control, or reduction in the severity of gastroenteritis caused by rotavirus and norovirus in China and Hong Kong) to certain specified patent and biological materials relating to the use of norovirus nanoparticles and practice processes that are covered by the licensed patent rights and biological materials for the purpose of developing and commercializing CHMC patents and related technology directed to a virus-like particle vaccine platform that utilizes nanoparticle delivery technology that may have potential broad application to develop vaccines for multiple infectious diseases. The term of the CHMC Agreement begins on the effective date and extends on a jurisdiction by jurisdiction and product by product basis until the later of: (i) the last to expire licensed patent; (ii) ten (10) years after the first commercial sale; or, (iii) entrance onto the market of a biosimilar or interchangeable product. The Company is obligated to use commercially reasonable efforts to bring licensed products to market through diligent research and development, testing, manufacturing and commercialization, to use best efforts to make all necessary regulatory filings and obtain all necessary regulatory approvals, to achieve milestones relating to development and sales, and report to CHMC on progress. The Company will also be obligated to pay the agreed upon development milestone payments to CHMC, as well as royalty payments, see Note 7 for additional information. The Company may terminate the CHMC Agreement for convenience, at any time prior to first commercial sale of a product or process by providing one hundred and eighty (180) days’ written notice to CHMC. It may also terminate for a CHMC uncured material breach. CHMC may terminate the CHMC Agreement for an uncured Company material breach or insolvency or bankruptcy. Pursuant to the terms of the CHMC Agreement, if the Company fails to achieve the milestones, and cannot mutually agree with CHMC on an amendment to the milestones, then CHMC will have the option of converting any and all of such exclusive licenses to nonexclusive licenses, to continue developing indications that have already entered development at any stage or in which the Company has invested in developing. CHMC may also terminate the CHMC Agreement to the fullest extent permitted by law in the countries of the worldwide territory, in the event the Company or its affiliates challenge or induce others set up challenges to the validity or enforceability of any of the Licensed Patents, as defined in the CHMC Agreement, and the Company will be obligated to reimburse CHMC for its costs, including reasonable attorneys’ fees.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 5 — Significant Agreements (cont.)

For the three and nine months ended September 30, 2022, the Company did not incur any licensing fee payments for intellectual property licenses. For the three and nine months ended September 30, 2021, the Company accrued licensing fee payments for intellectual property licenses, which is recorded as research and development expenses, in aggregate of approximately $25,000 and $402,000, respectively. See Note 7.

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

The Company has entered into two Project Addendums as of September 30, 2022 and December 31, 2021. The initial Project Addendum was executed on October 18, 2019 and the Company was required to pay Ology an aggregate of approximately $4 million. Due to unforeseen delays associated with COVID-19, the Company and Ology entered into a letter agreement dated January 9, 2020 to stop work on the project. The Company paid Ology $100,000 for services, of which $48,600 remained as a prepaid expense as of December 31, 2020. The second Project Addendum was executed on May 21, 2021 and the Company is obligated to pay Ology an aggregate amount of approximately $2.8 million, plus reimbursement for materials and outsourced testing, which will be billed at cost plus 15%. This project began during 2021, and the Company recorded approximately $164,000 and $115,000 as related accounts payable and accrued expenses, respectively, at December 31, 2021. On April 20, 2022, the Company entered into an amendment to the Ology MSA, whereby the Company’s obligations increased by $300,000, specifically related to regulatory support on the project. On August 30, 2022, the Company entered into another amendment to the Ology MSA which reduced the Company’s obligations by approximately $379,000 as a result of changes in the scope of work related to certain tasks defined in the second Project Addendum. During the three and nine months ended September 30, 2022, the Company incurred related research and development expenses of approximately $496,000 and $988,000, respectively, and had approximately $53,000 and $851,000 recorded as related accounts payable and accrued expenses, respectively, at September 30, 2022. There was approximately $71,000 of related expenses incurred during the three and nine months ended September 30, 2021.

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

Common Stock

As of September 30, 2022 and December 31, 2021, there were 14,689,851 and 3,200,000 shares of common stock issued and outstanding, respectively.

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

On February 17, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC, acting as representative of the underwriters (“Boustead”), in relation to the Company’s IPO, pursuant to which the Company agreed to sell to the underwriters an aggregate of 2,222,222 shares of the Company’s common stock, at a price of $9.00 per share. The IPO closed on February 23, 2022, and resulted in net proceeds to the Company, after deducting the 8% underwriting discount, and other offering costs, of approximately $17.1 million. Pursuant to the Underwriting Agreement, the Company issued to Boustead warrants to purchase 111,111 shares of common stock. As of September 30, 2022, the warrants were exercisable, at the option of the holder, at a per share exercise price equal to $10.35, and were exercisable at any time and from time to time, in whole or in part, starting on February 23, 2022 and terminating on February 11, 2027. Subsequent to September 30, 2022, the warrants were exchanged for 93,466 shares of restricted stock. See Notes 7 and 11.

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

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity (cont.)

Private Investments in Public Equity

April Private Placement

On April 19, 2022, the Company consummated the closing of a private placement (the “April Private Placement”), pursuant to the terms and conditions of a securities purchase agreement, dated as of April 13, 2022. At the closing of the April Private Placement, the Company issued 590,406 shares of common stock, pre-funded warrants to purchase an aggregate of 590,406 shares of common stock and preferred investment options to purchase up to an aggregate of 1,180,812 shares of common stock. The purchase price of each share of common stock together with the associated preferred investment option was $6.775, and the purchase price of each pre-funded warrant together with the associated preferred investment option was $6.774. The aggregate net cash proceeds to the Company from the April Private Placement were approximately $6.9 million, after deducting placement agent fees and other offering expenses. The pre-funded warrants had an exercise price of $0.001 per share, were exercisable on or after April 19, 2022, and were exercisable until the pre-funded warrants were exercised in full. The pre-funded warrants were exercised in full on May 24, 2022, and as such the Company issued 590,406 shares of common stock on that date. The preferred investment options were exercisable at any time on or after April 19, 2022 through April 20, 2026, at an exercise price of $6.65 per share, subject to certain adjustments as defined in the agreement.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent for the April Private Placement. The Company agreed to pay Wainwright a placement agent fee and management fee equal to 7.5% and 1.0%, respectively, of the aggregate gross proceeds from the April Private Placement and reimburse certain out-of-pocket expenses up to an aggregate of $85,000. In addition, the Company issued warrants to Wainwright (the “April Wainwright Warrants”) to purchase up to 70,849 shares of common stock. The Wainwright Warrants are in substantially the same form as the preferred investment options, except that the exercise price is $8.46875. The form of the preferred investment options is a warrant, and as such the preferred investment options, the pre-funded warrants, and the Wainwright Warrants are collectively referred to as the “April Private Placement Warrants”. Further, upon any exercise for cash of any preferred investment options, the Company agreed to issue to Wainwright additional warrants to purchase the number of shares of common stock equal to 6.0% of the aggregate number of shares of common stock underlying the preferred investment options that have been exercised, also with an exercise price of $8.46875 (the “April Contingent Warrants”). The maximum number of April Contingent Warrants issuable under this provision is 70,849.

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

Upon the occurrence of any Event (as defined in the April Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company is obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the April Private Placement. As of September 30, 2022, the Company determined that the likelihood of the Company incurring liquidated damages pursuant to the April Registration Rights Agreement is remote, and as such no accrual of these payments is required as of September 30, 2022.

The Company evaluated the terms of the April Private Placement Warrants and determined that they should be classified as equity instruments based upon accounting guidance provided in ASC 480 and ASC 815-40. Since the Company determined that the April Private Placement Warrants were equity-classified, the Company recorded the proceeds from the April Private Placement, net of issuance costs, within common stock at par value and the balance of the net proceeds to additional paid in capital.

The Company evaluated the terms of the April Contingent Warrants and determined that they should be classified as a liability based upon accounting guidance provided in ASC 815-40. Since the April Contingent Warrants are a form of compensation to the placement agent, the Company recorded the value of the liability of approximately $36,000, as a reduction of additional paid in capital, with subsequent changes in the value of the liability recorded in other income (expense) in the accompanying condensed statements of operations. The Company measured the liability upon the close of the April Private Placement using a Monte Carlo simulation. See Note 3.

On August 11, 2022, the investors in the April Private Placement agreed to cancel the aggregate of 1,180,812 preferred investment options issued in the April Private Placement, as part of their participation in the August Private Placement. Concurrent with the cancellation of the April preferred investment options, which was accounted for as an exchange of equity-linked financial instruments, the April Contingent Warrants, which are issuable only upon exercise of the preferred investment options, were also modified. See ‘August Private Placement’ below for further detail.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity (cont.)

August Private Placement

On August 11, 2022, the Company consummated the closing of a private placement (the “August Private Placement”), pursuant to the terms and conditions of a securities purchase agreement, dated as of August 9, 2022. At the closing of the August Private Placement, the Company issued 1,350,000 shares of common stock, pre-funded warrants to purchase an aggregate of 2,333,280 shares of common stock and preferred investment options to purchase up to an aggregate of 4,972,428 shares of common stock. The purchase price of each share of common stock together with the associated preferred investment option was $2.715, and the purchase price of each pre-funded warrant together with the associated preferred investment option was $2.714. The aggregate net cash proceeds to the Company from the August Private Placement were approximately $8.7 million, after deducting placement agent fees and other offering expenses. In addition, the investors in the August Private Placement, who are the same investors from the April Private Placement, agreed to cancel preferred investment options to purchase up to an aggregate of 1,180,812 shares of the Company’s common stock issued in April 2022. The pre-funded warrants have an exercise price of $0.001 per share, are exercisable on or after August 11, 2022, and are exercisable until the pre-funded warrants are exercised in full. On September 20, 2022, 945,000 of the pre-funded warrants were exercised, and as such the Company issued 945,000 shares of common stock on that date. The preferred investment options are exercisable at any time on or after August 11, 2022 through August 12, 2027, at an exercise price of $2.546 per share, subject to certain adjustments as defined in the agreement.

Wainwright acted as the exclusive placement agent for the August Private Placement. The Company agreed to pay Wainwright a placement agent fee and management fee equal to 7.5% and 1.0%, respectively, of the aggregate gross proceeds from the August Private Placement and reimburse certain out-of-pocket expenses up to an aggregate of $85,000. In addition, the Company issued warrants to Wainwright (the “August Wainwright Warrants”) to purchase up to 220,997 shares of common stock. The August Wainwright Warrants are in substantially the same form as the preferred investment options, except that the exercise price is $3.3938. The form of the preferred investment options is a warrant, and as such the preferred investment options, the pre-funded warrants, and the August Wainwright Warrants are collectively referred to as the “August Private Placement Warrants”. Further, upon any exercise for cash of any preferred investment options, the Company agreed to issue to Wainwright additional warrants to purchase the number of shares of common stock equal to 6.0% of the aggregate number of shares of common stock underlying the preferred investment options that have been exercised, also with an exercise price of $3.3938 (the “August Contingent Warrants”). The maximum number of August Contingent Warrants issuable under this provision is 298,346, which includes 70,849 of April Contingent Warrants that were modified in connection with the August Private Placement.

In connection with the August Private Placement, the Company entered into a Registration Rights Agreement with the purchasers, dated as of August 9, 2022 (the “August Registration Rights Agreement”). The August Registration Rights Agreement provides that the Company shall file a registration statement covering the resale of all of the registrable securities (as defined in the August Registration Rights Agreement) with the SEC no later than the 30th calendar day following the date of the August Registration Rights Agreement and have the registration statement declared effective by the SEC as promptly as possible after the filing thereof, but in any event no later than the 45th calendar day following August 9, 2022 or, in the event of a full review by the SEC, the 80th day following August 9, 2022. The registration statement on Form S-1 required under the Registration Rights Agreement was filed with the SEC on August 29, 2022, and became effective on September 19, 2022.

Upon the occurrence of any Event (as defined in the August Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company is obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the August Private Placement. As of September 30, 2022, the Company determined that the likelihood of the Company incurring liquidated damages pursuant to the August Registration Rights Agreement is remote, and as such no accrual of these payments is required as of September 30, 2022.

The Company evaluated the terms of the August Private Placement Warrants and determined that they should be classified as equity instruments based upon accounting guidance provided in ASC 480 and ASC 815-40. Since the Company determined that the August Private Placement Warrants were equity-classified, the Company recorded the proceeds from the August Private Placement, net of issuance costs, within common stock at par value and the balance of the net proceeds to additional paid in capital.

As discussed above, the investors in the private placements agreed to cancel the aggregate of 1,180,812 preferred investment options issued in the April Private Placement, as part of their participation in the August Private Placement. The preferred investment options that were cancelled were effectively exchanged for 1,289,148 new preferred investment options in the August Private Placement, and accordingly have been accounted for as a modification or exchange of equity-linked instruments. In accordance with ASC 815-40, as the preferred investment options were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the exchange as an equity issuance cost. The increase in the fair value of the preferred investment options as a result of the exchange was approximately $860,000, and was determined using the Black-Scholes option pricing model, with the following assumptions:

	Original	Exchanged
Exercise price	$6.65	$2.546
Term (years)	3.67	5.0
Expected stock price volatility	116.2%	120.2%
Risk-free rate of interest	3.16%	2.98%

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity (cont.)

The Company evaluated the terms of the August Contingent Warrants and determined that they should be classified as a liability based upon accounting guidance provided in ASC 815-40. As a result of the exchange of the preferred investment options issued in the April Private Placement, the underlying equity-linked instruments that would trigger issuance of the April Contingent Warrants was replaced, and therefore the 70,849 of April Contingent Warrants were exchanged for 70,849 of the August Contingent Warrants. The value of the April Contingent Warrant liability was adjusted to fair value on the date of modification, using a Monte Carlo simulation, with the change in fair value of approximately $8,000 recognized in the accompanying condensed statements of operations. The remaining 227,497 of August Contingent Warrants were measured as a liability upon the close of the August Private Placement, and the entire 298,346 of August Contingent Warrants were remeasured at September 30, 2022, using a Monte Carlo simulation. See Note 3. Since the Contingent Warrants are a form of compensation to the placement agent, the Company recorded the value of the liability of approximately $39,000, as a reduction of additional paid in capital, with subsequent changes in the value of the liability recorded in other income (expense) in the accompanying condensed statements of operations.

Warrants

The following summarizes activity related to the Company’s outstanding warrants as discussed above, excluding contingent warrants issuable upon exercise of the preferred investment options, for the nine months ended September 30, 2022:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in years)
Outstanding as of December 31, 2021	—	$—	—
Granted	9,479,883	2.43
Exercised	(1,535,406)	0.001
Cancelled	(1,180,812)	6.65
Outstanding as of September 30, 2022	6,763,665	2.24	4.9
Warrants vested and exercisable as of September 30, 2022	6,763,665	$2.24	4.9

As of September 30, 2022, the outstanding warrants include 70,849 April Private Placement Warrants, 6,581,705 August Private Placement Warrants, and 111,111 warrants issued in connection with the IPO, which are exercisable into 6,763,665 shares of common stock which had a fair value of $1.71 per share, based on the closing trading price on that day.

Additionally, as of September 30, 2022, the value of the April Contingent Warrants and the August Contingent Warrants (collectively the “Contingent Warrants”) was approximately $42,000, and none of the Contingent Warrants have been issued, as no preferred investment options have been exercised.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity (cont.)

Preferred Stock

Prior to the close of the IPO, the Company had designated 1,150,000 shares of preferred stock as Series Seed Preferred Stock (“Series Seed”), with an original issue price of $6.09 per share (the “Original Issue Price”). As of September 30, 2022 and December 31, 2021, there were 0 and 1,146,138 shares issued and outstanding, respectively.

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

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity (cont.)

Equity Incentive Plans

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was adopted by its board of directors and by its stockholders on July 1, 2019. The Company has reserved 1,400,000 shares of common stock for issuance pursuant to the 2019 Plan. There were no share-based awards granted under the 2019 Plan during the three and nine months ended September 30, 2022 and 2021.

In addition, on February 23, 2022 and in connection with the closing of the IPO, the Company’s board of directors adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which is the successor and continuation of the Company’s 2019 Plan. Under the 2022 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other forms of awards to employees, directors and consultants of the Company. Upon its effectiveness, a total of 1,600,000 shares of common stock were reserved for issuance under the 2022 Plan. In August 2022, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 2,600,000. The stock options granted during the three and nine months ended September 30, 2022 were all granted under the 2022 Plan. As of September 30, 2022, there are 1,050,747 options available for issuance under the 2022 Plan.

Stock Options

The following summarizes activity related to the Company’s stock options under the 2019 Plan and the 2022 Plan for the nine months ended September 30, 2022:

				Weighted
				Average
		Weighted		Remaining
		Average	Total	Contractual
	Number of	Exercise	Intrinsic	Life
	Shares	Price	Value	(in years)
Outstanding as of December 31, 2021	780,640	$0.01	$532,787	8.1
Granted	768,613	6.10	—	—
Forfeited / cancelled	—	—	—	—
Exercised	(165,452)	0.01	573,465	—
Outstanding as of September 30, 2022	1,383,801	3.40	$1,044,282	8.6
Options vested and exercisable as of September 30, 2022	847,081	$3.13	$735,622	8.4

The fair value of options granted in 2022 was estimated using the following assumptions:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2022
Exercise price	$2.91 – 3.48	$2.55 – 6.45
Term (years)	5.04 – 7.00	5.00 – 10.00
Expected stock price volatility	114.8% – 119.9%	114.5% – 121.2%
Risk-free rate of interest	3.2% – 3.5%	2.9% – 3.5%

The weighted average grant date fair value of stock options granted during the three and nine months ended September 30, 2022 was $2.55 and $3.49, respectively. The aggregate fair value of stock options that vested during the three and nine months ended September 30, 2022 was approximately $0.4 million and $1.9 million, respectively.

Of the total stock options granted during the nine months ended September 30, 2022, 200,000 stock options were granted to the Company’s Chief Executive Officer (“CEO”), Chairman, and significant stockholder, 200,000 stock options were granted to the Company’s Chief Business Officer (“CBO”), and 100,000 stock options were granted to the Company’s Chief Financial Officer (“CFO”). The aggregate grant-date fair value of the stock options granted to the CEO, CBO, and CFO during the nine months ended September 30, 2022 was approximately $1.8 million, of which approximately $0.2 million and $1.4 million was recognized as stock-based compensation expense during the three and nine months ended September 30, 2022, respectively. Additionally, during the three and nine months ended September 30, 2022, the Company granted an aggregate of 4,073 and 68,613 stock options, respectively, to non-executive directors. The grant-date fair value of the stock options granted to the non-executive directors was approximately $12,000 and $0.2 million for the three and nine months ended September 30, 2022, respectively, of which approximately $46,000 and $0.1 million was recognized as stock-based compensation expense during the three and nine months ended September 30, 2022, respectively.

During the three and nine months ended September 30, 2022, the Company’s board of directors approved the accelerated vesting of an aggregate of 19,109 stock options to a former director, in connection with the director’s separation from the Company. The Company recognized stock-based compensation expense of approximately $48,000 related to this modification during the three and nine months ended September 30, 2022.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity (cont.)

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative	$255,115	$9,337	$1,193,743	$33,213
Research and development	74,694	19,971	602,525	72,740
Total	$329,809	$29,308	$1,796,268	$105,953

As of September 30, 2022, unrecognized stock-based compensation expense relating to outstanding stock options is approximately $1.0 million, which is expected to be recognized over a weighted-average period of 2.02 years.

Note 7 — Commitments and Contingencies

Office Leases

Starting in 2018, the Company leased office space for approximately $5,500 a month from a related party. The Company was required to pay a $15,000 rental deposit. Rent expense related to this lease for the three and nine months ended September 30, 2022 was $0. Rent expense related to this lease for the three and nine months ended September 30, 2021 was approximately $0 and $28,000, respectively. The Company terminated the related party lease in May 2021 and entered into a month-to-month lease in Cincinnati, Ohio, with an unrelated party in April 2021 with monthly payments of approximately $500 per month.

The Company entered into a short-term lease in Palm Beach, Florida with an unrelated party, with a commencement date of May 1, 2022, for approximately $14,000 per month. The lease term ends on April 30, 2023 and is personally guaranteed by the Company’s CEO. The Company incurred rent expense for the three and nine months ended September 30, 2022 of approximately $53,000 and $89,000, respectively.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. As of September 30, 2022, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims aside from the following.

On April 15, 2022, the Company received a demand letter (the “Demand Letter”) from Boustead. The Demand Letter alleged that the Company breached the Underwriting Agreement entered into between Boustead and the Company, dated February 17, 2022, in connection with the Company’s initial public offering. The Demand Letter alleged that, by engaging Wainwright as placement agent in the April Private Placement, the Company breached Boustead’s right of first refusal (“ROFR”) to act as placement agent granted to Boustead under the Underwriting Agreement and, as a result of selling securities in the April Private Placement, breached the Company’s obligation under the Underwriting Agreement not to offer, sell, issue, agree or contract to sell or issue or grant or modify the terms of any option for the sale of, any securities prior to February 17, 2023 (the “Standstill”).

On October 9, 2022, the Company and Boustead entered into a Settlement Agreement and Release (the “Settlement Agreement”), pursuant to which Boustead agreed to waive the ROFR and the Standstill, and to release the Company from certain claims with respect to the April Private Placement, the August Private Placement, and all future private, public equity or debt offerings of the Company. As consideration for such waiver and termination of the Underwriting Agreement, the Company agreed to pay Boustead a cash fee of $1,000,000, $50,000 in legal expenses, and release Boustead from all claims, subject to certain exceptions.  In addition, the Company agreed to issue to Boustead 93,466 shares of restricted common stock in exchange for the cancellation of 111,111 warrants issued to Boustead in connection with the IPO (see Note 6). Concurrent with the execution of the Settlement Agreement, the Company and Boustead Capital Markets, LLP (“Boustead Capital”) entered into a three-month Advisory Agreement (the “Advisory Agreement”) for which consideration equal to 200,000 shares of restricted common stock, with no vesting provisions, was issuable to Boustead Capital upon execution of the Advisory Agreement.

The Company evaluated the related contingency in accordance with authoritative guidance, and determined that all consideration due by the Company under the Settlement Agreement and the Advisory Agreement relates to the settlement of a liability that was incurred as of September 30, 2022, and therefore the Company recognized approximately $1.3 million as an accrued loss contingency in the accompanying condensed balance sheet as of September 30, 2022. The restricted common stock exchanged for the cancellation of the warrants was accounted for as a modification of the warrant, with the incremental fair value of approximately $10,000 recorded as part of the consideration. In addition, the total consideration includes approximately $254,000 for the fair value of the 200,000 shares of restricted common stock that were issued upon execution of the Advisory Agreement. The restricted common stock issuable under the Settlement Agreement and the Advisory Agreement was valued based on the closing trading price on the date the agreements were executed, adjusted to reflect the effect of the restriction on the sale of the common stock. The value of the restriction was measured using the Black-Scholes model to measure the discount for lack of marketability, using the following assumptions: expected term of 0.5 years, expected volatility of 96.36%, risk-free interest rate of 4.09% and dividend yield of 0.0%.

The Company has recorded a related expense of approximately $0.8 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, which is included in general and administrative expense in the accompanying condensed statements of operations.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 7 — Commitments and Contingencies (cont.)

Registration Rights Agreement

See Note 6.

Significant Agreements

Oxford University Innovation Limited

Pursuant to the OUI Agreement, as disclosed in Note 5, the Company is obligated to pay certain milestone and royalty payments in the future, as the related contingent events occur. Specifically, the Company is obligated to pay a 6% royalty on all net sales of licensed products, as defined in the OUI Agreement, with an annual minimum royalty payment of $250,000 starting post-product launch, until the expiration of the OUI Agreement or revocation of the last valid claim covering a licensed product, at which point a royalty rate of 3% will apply. An annual maintenance fee of $10,000 and $20,000 is required in the pre-phase III year and Phase III year, respectively, and as defined in the OUI Agreement. The Company is also obligated to pay a 25% royalty on any sums received by the Company from any sublicensee (including all up-front, milestone and other one-off payments received by the Company from any sub-licenses or other contracts granted by the Company with respect to the licensed technology). In addition, the Company is required to pay OUI milestone payments of up to an aggregate of $51.25 million; specifically, upon the achievement of specified development milestones of approximately $2.25 million, regulatory milestones of approximately $9.5 million, and commercial milestones of approximately $39.5 million. The annual maintenance fee and milestone fees are indexed to the RPI (Retail Prices index for all items which is published in the United Kingdom by the Office for National Statistics, or any replacement of it) and will be increased or decreased as appropriate as set forth in the OUI Agreement. As of September 30, 2022, the Company evaluated the likelihood of the Company achieving the specified milestones and generating product sales, and determined the likelihood is not yet probable and as such no accrual of these payments is required as of September 30, 2022.

Oxford University Research Agreement

Pursuant to the terms of the OUI Agreement, as disclosed in Note 5, the Company entered into a sponsored research agreement dated December 18, 2019 with Oxford University for research related to the OUI Agreement for a period of three years for a total of £420,000. The Company prepaid the full amount to Oxford of $554,802 for the services in January 2020, of which approximately $0.2 million remains as a prepaid expense as of September 30, 2022 and December 31, 2021. On May 16, 2022, the Company entered into an amendment to the Oxford University Research Agreement, whereby the Oxford University Research Agreement was extended until June 30, 2024, with an option to extend another 12 months, for a fee of £53,500 (or approximately $56,000).

St. Jude Children’s Hospital

Pursuant to the St. Jude Agreement, as disclosed in Note 5, the Company is obligated to pay certain milestone and royalty payments in the future, as the related contingent events occur. On May 11, 2022, the Company entered into an amendment to the St. Jude Agreement, whereby the royalty terms, milestones payments and licensing fees were amended. Specifically, pursuant to the terms of the St. Jude Agreement, as amended, the Company is obligated to make 5% royalty payments for each licensed product(s) sold by the Company or its affiliates, based on the net sales for the duration of the St. Jude Agreement, and also pay 15% of consideration received for any sublicenses. The Company is also required to pay an additional one-time $5,000 license fee, and an annual maintenance fee of $10,000 beginning on the first anniversary of the Effective Date (which is waived if all of the developmental milestones scheduled for completion before such annual fee is due have been achieved). In addition, the Company is required to pay St. Jude milestone payments of up to an aggregate of $1.9 million; specifically, upon the achievement of specified development milestones of $0.3 million, regulatory milestones of $0.6 million, and commercial milestones of $1.0 million. As of September 30, 2022, the Company evaluated the likelihood of the Company achieving the specified milestones and generating product sales, and determined the likelihood is not yet probable and as such no accrual of these payments is required as of September 30, 2022.

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

The Company entered into a second sponsored research agreement with St. Jude, dated August 29, 2022, pursuant to which the Company is obligated to pay St. Jude an amount of $75,603 which is due within 30 days of the effective date of the agreement.

During the three and nine months ended September 30, 2022, the Company incurred related research and development expenses related to the sponsored research agreements with St. Jude of approximately $8,000 and $15,000, respectively, and had approximately $8,000 recorded in accrued expenses at September 30, 2022. During the three and nine months ended September 30, 2021, the Company incurred related research and development expenses of approximately $0 and $58,000, respectively.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 7 — Commitments and Contingencies (cont.)

Cincinnati Children’s Hospital Medical Center

Pursuant to the CHMC Agreement, as disclosed in Note 5, the Company is obligated to pay certain milestone and royalty payments in the future, as the related contingent events occur. Specifically, the Company is obligated to pay CHMC a single-digit royalty on net sales, being 5%, 4% or 2% depending on the product, until the last valid claim covering a licensed product exists, at which point the royalty rates decrease by 50%. The Company is also obligated to pay up to a 25% royalty on any non-royalty sublicense revenue paid to the Company by any sublicensee. The CHMC Agreement also provides the Company with an option to license any CHMC or jointly patented modification, alteration or improvement of any invention claimed in a Licensed Patent (“CHMC Improvement” and “Joint Improvement, respectively”), with a $50,000 option fee for each Improvement that the Company elects to include in the license grant of the CHMC Agreement. In addition, the Company is required to pay CHMC milestone payments of up to an aggregate of $59.75 million; specifically, upon the achievement of specified development milestones of approximately $0.5 million, regulatory milestones of approximately $1.25 million, and commercial milestones of approximately $58 million. As of September 30, 2022, the Company evaluated the likelihood of the Company achieving the specified milestones and generating product sales, and determined the likelihood is not yet probable and as such no accrual of these payments is required as of September 30, 2022.

CHMC Sponsored Research Agreement

In addition to the CHMC Agreement, the Company also entered into a sponsored research agreement dated June 30, 2022 with CHMC for research related to the CHMC Agreement (the “CHMC SRA”). Pursuant to this research agreement, the Company is obligated to pay CHMC an aggregate amount not-to-exceed $247,705. The CHMC SRA has a term of one year, and is cancelable upon 60 days written notice by either party for convenience. In addition, either party may terminate the CHMC SRA in the event the other party (a) files or has filed against it a petition under the Bankruptcy Act (among other things) or (b) fails to perform or otherwise breaches its obligations under the agreement, and has not cured such failure or breach within 30 days of notice of material breach. During the three and nine months ended September 30, 2022, the Company incurred related research and development expenses of approximately $37,000, which was included in accrued expenses at September 30, 2022. There were no such expenses incurred during the three and nine months ended September 30, 2021.

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

On April 20, 2022, the Company entered into an amendment to the Ology MSA, whereby the Company’s obligations increased by $300,000, specifically related to regulatory support on the project. During the three and nine months ended September 30, 2022, the Company incurred related research and development expenses of approximately $496,000 and $988,000, respectively, and had approximately $53,000 and $851,000 recorded as related accounts payable and accrued expenses, respectively, at September 30, 2022. There was approximately $71,000 of related expenses incurred during the three and nine months ended September 30, 2021. This project is currently expected to be performed through the fourth quarter of 2023.

Underwriter Termination Agreement

On February 7, 2022, the Company and its former underwriter, Maxim Group (“Maxim”), entered into a termination agreement, whereby the parties agreed to terminate their engagement of Maxim as the Company’s lead managing underwriter and book runner in connection with the Company’s IPO. Per the terms of the termination agreement, the Company agreed to pay Maxim a termination fee of $300,000, due upon the close of the Company’s IPO. The termination fee was recorded as general and administrative expense, and paid, during the nine months ended September 30, 2022.

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

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 8 — Related Party Transactions

The Company originally engaged the CEO, who is also the Board Chairman and prior to the close of the IPO, sole common stockholder of the Company, pursuant to a consulting agreement commencing October 22, 2018, which called for the Company to pay for consulting services performed on a monthly basis. Upon the close of the Company’s IPO, the consulting agreement was terminated and the CEO’s employment agreement became effective. During the three and nine months ended September 30, 2022, the Company incurred approximately $0 and $63,000 in fees under the consulting agreement, respectively, which are recognized in general and administrative expenses in the accompanying condensed statements of operations. During the three and nine months ended September 30, 2021, the Company incurred approximately $105,000 and $315,000 in fees under the consulting agreement, respectively, which are recognized in general and administrative expenses in the accompanying condensed statements of operations.

The Company also leased office space from a related party, through common ownership. The lease is further described in Note 7 of these financial statements. The lease was terminated in May 2021, and the related deposit was reclassified to the receivable from related party balance.

During the nine months ended September 30, 2022, the Company’s compensation committee approved one-time bonus awards of $140,000 and $100,000 to the Company’s CEO and CBO, respectively, in recognition of their efforts in connection with the Company’s IPO. These bonuses were recognized during the nine months ended September 30, 2022 as general and administrative expenses in the accompanying condensed statements of operations. In addition, during the three and nine months ended September 30, 2022, the Company’s compensation committee approved stock option grants under the Company’s 2022 Equity Incentive Plan to certain of the Company’s executive officers. See Note 6.

As of September 30, 2022 and December 31, 2021, the Company has a receivable from related party of approximately $35,000 and $153,000, respectively. The balance as of September 30, 2022 consists of miscellaneous payments made by the Company on the behalf of the Company’s CEO.   The CEO paid the Company approximately $14,000 of the receivable balance in October 2022.  The balance as of December 31, 2021, consists primarily of consulting fee prepayments to the Company’s CEO, in the amount of $140,000. These consulting fee prepayments were repaid to the Company in lieu of a bonus payout due to the CEO during May 2022. The remaining balance as of December 31, 2021 consists of miscellaneous payments made by the Company on the behalf of the CEO.

One of the Company’s former directors and current Scientific Advisory Board members serves on the Advisory Board for the Cincinnati Children’s Hospital Medical Center Innovation Fund, which is affiliated with CHMC. The Company has an exclusive license agreement with CHMC as disclosed in Note 5. This director resigned from the Company’s board upon the close of its IPO.

Note 9 — Income Taxes

No provision for federal, state or foreign income taxes has been recorded for the three and nine months ended September 30, 2022 and 2021. The Company has incurred net operating losses for all of the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as income tax expense. For the three and nine months ended September 30, 2022 and 2021, the Company has not recognized any interest or penalties related to income taxes.

Note 10 — Retirement Plan

Effective January 1, 2022, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by the Internal Revenue Service. The terms of the 401(k) Plan allow for discretionary employer contributions. No expenses were incurred related to the 401(k) Plan during the three and nine months ended September 30, 2022, and the 401(k) Plan lapsed during the nine months ended September 30, 2022 due to inactivity.

Note 11 — Subsequent Events

On October 9, 2022, the Company and Boustead entered into a Settlement Agreement and Release (the “Settlement Agreement”) pursuant to which Boustead agreed to waive certain obligations of the Company under the Underwriting Agreement that was entered into between the two parties in connection with the Company’s IPO in February 2022. As consideration for such waiver and termination of the Underwriting Agreement, the Company agreed to pay Boustead a cash fee of $1,000,000, $50,000 in legal expenses, and release Boustead from all claims, subject to certain exceptions.  In addition, the Company agreed to issue to Boustead 93,466 shares of restricted common stock in exchange for the cancellation of 111,111 warrants issued to Boustead in connection with the IPO. Concurrent with the execution of the Settlement Agreement, the Company and Boustead entered into a three-month Advisory Agreement for which consideration equal to 200,000 shares of restricted common stock, with no vesting provisions, was issuable to Boustead Capital upon execution of the Advisory Agreement. See Note 7.

On October 4, 2022, 491,640 of the Pre-Funded Warrants issued in connection with the August Private Placement were exercised, at an exercise price of $0.001 per share, and as such the Company issued 491,640 shares of common stock on that date.

On November 4, 2022, the Company’s Board of Directors (the “Board”) appointed a new Class I Director to replace a director who resigned from the Board on the same day. The new Class I Director was also appointed to the Compensation Committee of the Board and the Nomination and Corporate Governance Committee of the Board. On November 8, 2022, the Board granted 3,610 stock options to the new Class I Director, with an exercise price of $1.06.

On November 10, 2022, the Board approved a share repurchase program to allow for the Company to repurchase up to 5 million shares with a maximum price of $1.00 per share, with discretion to management to make purchases subject to market conditions.

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

Since June 30, 2022, key development affecting our business include:

●	Completed Successful $8.7 Million Private Placement: In the third quarter of 2022, we completed a private placement of 1,350,000 shares of common stock and pre-funded warrants to purchase an aggregate of 2,333,280 shares of common stock. The aggregate net cash proceeds to us from the offering were $8.7 million, after deducting placement agent fees and other offering expenses.

●	Expanded Acute Otitis Media (AOM) Candidate, BWV-201, Indication to Include Pneumococcal Pneumonia: Based on data generated by Jason Rosch, Ph.D., at St. Jude Children’s Research Hospital, we announced plans to evaluate efficacy and immunogenicity of BWV-201 in pneumococcal pneumonia at the World Vaccine Congress Europe 2022. Current vaccines do not provide adequate protection against pneumonia induced by Streptococcus pneumoniae given their limitation to serotypes included in the vaccine and inability to provide mucosal immunity, while serotype-independent and intranasally delivered BWV-201 is hypothesized to protect against pneumococcal pneumonia regardless of bacterial subtype and provide strong mucosal immunity.

●	Initiated Research Plans to Investigate VLP Platform Applicability for a Novel Monkeypox Vaccine: In the third quarter of 2022, we announced research plans to investigate the ability to present monkeypox antigens within the norovirus shell & protrusion (S&P) VLP platform to create a novel monkeypox vaccine candidate.

●	Signing of Sponsored Research Agreement with Cincinnati Children’s Hospital Medical Center for VLP Research: We entered into a Sponsored Research Agreement with licensing partner, Cincinnati Children’s Hospital Medical Center, to assess the ability for the Company’s virus-like particle (VLP) platform to develop vaccines for various diseases, including influenza and Alzheimer’s disease. For influenza, this agreement initiates the integration of the epitopes of limited variability identified at The University of Oxford into this platform for the development of a novel influenza vaccine candidate.

●	Announced Simon Tarsh to the Board of Directors: At the Company’s Annual Meeting in August 2022, we announced the appointment of Simon Tarsh to the Blue Water Vaccines Board of Directors. Mr. Tarsh brings significant financial consulting experience to the board, most recently serving as a Senior Managing Director in the Finance and Enterprise Performance Practice at Deloitte Consulting.

●	Presented Vaccine Candidate Progress at Various Scientific Conferences: We have participated in multiple scientific conferences detailing the progress for our vaccine candidates, including disease-specific conferences to showcase our technologies. In September 2022, Sunetra Gupta, Ph.D., Professor of Theoretical Epidemiology at The University of Oxford and current member of the BWV Scientific Advisory Board, presented BWV’s approach to develop a universal flu vaccine, BWV-101, at The Universal Influenza Vaccines 2022 Conference in Oxford, United Kingdom. In addition, we presented this approach and hosted a roundtable event to discuss the importance of mathematical modeling, used to invent BWV-101, within vaccine development at the World Vaccine Congress Europe 2022.

●	Presented Company Overview at Various Conferences: We continue to develop relationships with the investment community through directed outreach. We were invited to present at the H.C. Wainwright Global Investment Conference in September 2022 and the LD Micro Main Event XV in October 2022 to present our company overview and vaccine candidate pipeline to key stakeholders within the investment community.

An updated summary of the Company’s pipeline for all vaccine candidates is provided as follows:

Since our inception in October 2018, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies and enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from our sale of preferred securities to seed investors, the close of our initial public offering, and the close of our private placements. We will continue to require additional capital to develop our vaccine candidates and fund operations in the long-term. Accordingly, until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We have incurred net losses since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. As of September 30, 2022, the Company had working capital of approximately $25.6 million and an accumulated deficit of approximately $16.2 million. We will need to raise additional capital to sustain operations and meet our long-term operating requirements beyond the one-year period following the issuance of the accompanying condensed financial statements.

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

On April 20, 2022, the Company and Ology entered into an amendment to the second Project Addendum (the “Ology Amendment”). The Ology Amendment provides for an increase to the Company’s obligation of $0.3 million, specifically related to regulatory support on the project.

On August 30, 2022, the Company and Ology entered into another amendment to the second Project Addendum, which provides for a decrease to the Company’s obligation of $0.4 million, as a result of the change in the scope of work comprising certain tasks defined in the second Project Addendum.

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

Under the CHMC Agreement, we agreed to pay CHMC certain license fees, deferred license fees, development milestone fees, and running royalties beginning on the first net sale (among others). For additional details regarding our relationship with CHMC, see Note 5 to our financial statements included elsewhere in this Report. The CHMC license includes the following patents:

U.S. Patent Application No.	U.S. Patent No.	Granted Claim Type	U.S. Expiration	Foreign Counterparts
12/797,396	8,486,421	Compositions of the vaccine/vaccine platform	1/13/2031	CN107043408B EP2440582B1 JP5894528B2

13/924,906	9,096,644	Method of treatment	9/20/2030	CN107043408B EP2440582B1 JP5894528B2

13/803,057	9,562,077	Compositions of the vaccine platform	4/10/2034	none

16/489,095	pending	pending	[3/15/2038]*	Pending applications in Canada, China, EU and Japan

63/149,742	pending	pending	[February 2042]#	TBD
(filed 2/16/2021)

63/162,369	pending	pending	[March 2042]#	TBD
(filed 3/17/2021)

*	Projected expiration if patent issues: 20 years from earliest non-provisional application filing date.

#	Non-provisional application not yet filed. Expiration projected 21 years from provisional application filing date. Dependent on timely conversion to non-provisional application and issuance of patent.

**	This is a pending application. Claim type will be determined after U.S. prosecution is complete. The claim type sought includes compositions of the vaccine and vaccine platform.

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

During the three and nine months ended September 30, 2022, the Company incurred related research and development expenses of approximately $37,000, which was included in accrued expenses at September 30, 2022. There were no such expenses incurred during the three and nine months ended September 30, 2021.

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

The Company entered into a second sponsored research agreement with St. Jude, dated August 29, 2022, pursuant to which the Company is obligated to pay St. Jude an amount of $75,603 which is due within 30 days of the effective date of the agreement.

During the three and nine months ended September 30, 2022, the Company incurred related research and development expenses related to the sponsored research agreements with St. Jude of approximately $8,000 and $15,000, respectively, and had approximately $8,000 recorded in accrued expenses at September 30, 2022. During the three and nine months ended September 30, 2021, the Company incurred related research and development expenses of approximately $0 and $58,000, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our statements of operations for the periods indicated:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Operating expenses
General and administrative	$2,694,254	$825,999	$1,868,255	226.2%
Research and development	1,175,480	269,925	905,555	335.5%
Total operating expenses	3,869,734	1,095,924	2,773,810	253.1%
Loss from operations	(3,869,734)	(1,095,924)	(2,773,810)	253.1%
Total other income	(3,072)	—	(3,072)	*
Net loss	$(3,866,662)	$(1,095,924)	$(2,770,738)	252.8%

*	Not meaningful

General and Administrative Expenses

For the three months ended September 30, 2022, general and administrative expenses increased by approximately $1.9 million compared to the same period in 2021. The increase was mainly due to an increase in employee and director compensation and benefits, including annual bonus compensation and stock-based compensation, of approximately $0.2 million, an increase in audit, accounting, and legal services of approximately $0.1 million, increases in various business activities related to company growth and development such as entering into a new lease, travel, patent-related expenses, and business advisory services totaling approximately $0.4 million, an expense associated with the accrued loss contingency related to Boustead of $0.8 million, and increases in other business activities related to now being a public company of approximately $0.4 million.

Research and Development Expenses

For the three months ended September 30, 2022, research and development expenses increased by approximately $0.9 million compared to the same period in 2021. The increase was primarily attributable to an increase in employee compensation and benefits, including annual bonus compensation and stock-based compensation, of approximately $0.2 million and an increase in preclinical development activities of approximately $0.7 million, related primarily to BWV-201.

Other Income

Other income relates to the change in fair value of the contingent warrant liability, which is comprised of the change in fair value of the contingent warrant liability from the April Private Placement and the contingent warrant liability incurred at the close of the August Private Placement during the three months ended September 30, 2022. There was no other income or expense during the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our statements of operations for the periods indicated:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Operating expenses
General and administrative	$7,311,243	$1,326,275	$5,984,968	451.3%
Research and development	2,924,037	887,704	2,036,333	229.4%
Total operating expenses	10,235,280	2,213,979	8,021,301	362.3%
Loss from operations	(10,235,280)	(2,213,979)	(8,021,301)	362.3%
Total other income	(33,375)	—	(33,375)	*
Net loss	$(10,201,905)	$(2,213,979)	$(7,987,926)	360.8%

*	Not meaningful

General and Administrative Expenses

For the nine months ended September 30, 2022, general and administrative expenses increased by $6.0 million compared to the same period in 2021. The increase was mainly due to an increase in employee and director compensation and benefits, including annual bonus compensation and stock-based compensation, of approximately $2.1 million, an increase in audit, accounting, and legal services of approximately $0.6 million, increases in various business activities related to company growth and development such as entering into a new lease, patent-related expenses, travel, and business advisory services totaling approximately $0.8 million, an expense associated with the accrued loss contingency related to Boustead of $1.3 million, and increases in other business activities related to now being a public company of approximately $0.9 million. In addition, during the nine months ended September 30, 2022, the Company incurred approximately $0.3 million for a non-recurring termination penalty to the Company’s former underwriter, for early termination of the agreement with that underwriter.

Research and Development Expenses

For the nine months ended September 30, 2022, research and development expenses increased by approximately $2.0 million compared to the same period in 2021. The increase was primarily attributable to an increase in employee compensation and benefits, including annual bonus compensation and stock-based compensation, of approximately $0.8 million, increase in preclinical development activities of approximately $1.3 million mainly related to BWV-201, and an increase in external research and development personnel costs of approximately $0.3 million, offset by a decrease in license fees of approximately $0.4 million, primarily related to the one-time license fees incurred pursuant to the CHMC Agreement during the nine months ended September 30, 2021.

Other Income

Other income relates to the change in fair value of the contingent warrant liability, which was incurred at the close of the April and August private placements during the nine months ended September 30, 2022. There was no other income or expense during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to research and development, undertaking preclinical studies and enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net loss was approximately $3.9 million and $10.2 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had an accumulated deficit of approximately $16.2 million. We also generated negative operating cash flows of approximately $5.9 million for the nine months ended September 30, 2022.

On February 23, 2022, we completed our IPO in which we received approximately $17.1 million in net proceeds, after deducting the underwriting discount, and offering expenses. In addition, on April 19, 2022, we completed the April Private Placement in which we received approximately $6.9 million in net cash proceeds, after deducting placement agent fees and other offering expenses. Further, on August 11, 2022, the Company completed the August Private Placement in which it received approximately $8.7 million in net proceeds, after deducting placement agent fees and other offering expenses. The Company believes the existing cash at September 30, 2022, will be sufficient to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates for at least one year after the date that the accompanying condensed financial statements were issued.

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

We estimate that, based on our existing cash as of September 30, 2022, we have cash on hand sufficient to fund our operations for at least the next 12 months. We will need to raise additional capital prior to commencing additional pivotal trials for certain of our vaccine candidates. Until we can generate a sufficient amount of revenue from the commercialization of our vaccine candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The future sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net cash used in operating activities	(5,897,641)	(1,369,831)
Net cash used in investing activities	(9,339)	—
Net cash provided by (used in) financing activities	33,115,222	(196,975)
Net increase (decrease) in cash	27,208,242	(1,566,806)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was approximately $5.9 million, which primarily resulted from a net loss of approximately $10.2 million, which was partially offset by noncash stock-based compensation of approximately $1.8 million, and a net change in our operating assets and liabilities of approximately $2.5 million.

Net cash used in operating activities for the nine months ended September 30, 2021 was approximately $1.4 million, which primarily resulted from a net loss of approximately $2.2 million, and was partially offset by noncash stock-based compensation of approximately $0.1 million and a net change in our operating assets and liabilities of approximately $0.7 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $9,000, which resulted from purchases of property and equipment. There were no such purchases, or other investing activities during the nine months ended September 30, 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was approximately $33.1 million, and resulted primarily from the close of our IPO and the April and August Private Placements. No financing activities took place during the nine months ended September 30, 2021.

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

Related Party Transactions during the three and nine months ended September 30, 2022

Stock Options

On May 4, 2022 and August 22, 2022, the Company’s compensation committee approved stock option grants under the Company’s 2022 Equity Incentive Plan to certain of the Company’s executive officers and board members. The stock options granted on May 4, 2022 totaled 694,540 options, of which 500,000 were granted to the Company’s executive officers, and all of which have an exercise price of $6.45. The stock options granted on August 22, 2022 totaled 4,073 options, which have an exercise price of $3.48.

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

Boustead Demand Letter and Settlement Agreement and Release

On April 15, 2022, the Company received a demand letter (the “Demand Letter”) from Boustead Securities, LLC (“Boustead”) . The Demand Letter alleged that the Company breached the Underwriting Agreement entered into between Boustead and the Company, dated February 17, 2022, in connection with the Company’s initial public offering. The Demand Letter alleged that, by engaging Wainwright as placement agent in the April Private Placement, the Company breached Boustead’s right of first refusal (“ROFR”) to act as placement agent granted to Boustead under the Underwriting Agreement and, as a result of selling securities in the April Private Placement, breached the Company’s obligation under the Underwriting Agreement not to offer, sell, issue, agree or contract to sell or issue or grant or modify the terms of any option for the sale of, any securities prior to February 17, 2023 (the “Standstill”).

On October 9, 2022, the Company and Boustead entered into a Settlement Agreement and Release (the “Settlement Agreement”), pursuant to which Boustead agreed to waive the ROFR and the Standstill, and to release the Company from certain claims with respect to the April Private Placement, the August Private Placement, and all future private, public equity or debt offerings of the Company. As consideration for such waiver and termination of the Underwriting Agreement, the Company agreed to pay Boustead a cash fee of $1,000,000, $50,000 in legal expenses, and release Boustead from all claims, subject to certain exceptions.  In addition, the Company agreed to issue to Boustead 93,466 shares of restricted common stock in exchange for the cancellation of 111,111 warrants issued to Boustead in connection with the initial public offering. Concurrent with the execution of the Settlement Agreement, the Company and Boustead Capital Markets, LLP (“Boustead Capital”) entered into a three-month Advisory Agreement (the “Advisory Agreement”) for which consideration equal to 200,000 shares of restricted common stock, with no vesting provisions, was issuable to Boustead Capital upon execution of the Advisory Agreement.

The Company recognized approximately $1.3 million as an accrued loss contingency in the accompanying condensed balance sheet as of September 30, 2022.

Appointment of New Board Member, Compensation Committee Member, and Nominating and Corporate Governance Committee Member

On November 4, 2022, the Company’s Board of Directors (the “Board”) appointed a new Class I Director to replace a director who resigned from the Board on the same day. The new Class I Director was also appointed to the Compensation Committee of the Board and the Nomination and Corporate Governance Committee of the Board. On November 8, 2022, the Board granted 3,610 stock options to the new Class I Director, with an exercise price of $1.06.

Buyback Program

On November 10, 2022, the Board approved a share repurchase program to allow for the Company to repurchase up to 5 million shares, with a maximum price of $1.00 per share, with discretion to management to make purchases subject to market conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, which are further described below in Material Weaknesses in Internal Control Over Financial Reporting.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified as of September 30, 2022 are as follows:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2022, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement on Form S-1, filed with the SEC on August 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no transactions that have not been previously included in a Current Report on Form 8-K, aside from the following. As discussed above, on October 9, 2022, the Company and Boustead entered into a Settlement Agreement pursuant to which Boustead agreed to waive certain obligations of the Company under the Underwriting Agreement that was entered into between the two parties in connection with the Company’s IPO in February 2022. Pursuant to this agreement, the Company agreed to issue to Boustead 93,466 shares of restricted common stock in exchange for the cancellation of 111,111 warrants issued to Boustead in connection with the IPO. In addition, the Company and Boustead Capital also entered into the Advisory Agreement for which consideration equal to 200,000 shares of restricted common stock, with no vesting provisions, was issuable to Boustead Capital upon execution of the Advisory Agreement.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Form of Securities Purchase Agreement, dated as of August 9, 2022, by and among the Registrant and the Purchasers (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 11, 2022).
10.2	Form of Registration Rights Agreement, dated as of August 9, 2022, by and among the Registrant and the Purchasers (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 11, 2022).
10.3*	Settlement Agreement and Release, dated October 9, 2022, by and between the Registrant and Boustead Securities, LLC.
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Water Vaccines Inc.

Date: November 14, 2022	By:	/s/ Joseph Hernandez
Joseph Hernandez
Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: November 14, 2022	By:	/s/ Jon Garfield
Jon Garfield
Chief Financial Officer (principal financial and accounting officer)