Form 10-K
period 2022-12-31
Blue Water Vaccines Inc.
filed 2023-03-09
CIK 1782107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Based on the closing price as reported on the Nasdaq Capital Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $9.8 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2023, the registrant had 15,911,868 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” but are also contained elsewhere in this Report.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Report to conform these statements to actual results or to changes in our expectations.

You should read this Report and the documents that we reference in this Report and have filed with the SEC as exhibits to our filings with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

The following is a summary of certain risks, uncertainties and other factors related to our company. These do not represent all of the risks we face. You should carefully consider all of the risk factors presented in “Item 1A. Risk Factors” and all other information contained in this Report including the financial statements in order to provide a more complete picture of the risk factors we face.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects that you should consider before making a decision to invest in our common stock. These risks are discussed more fully in “Risk Factors” beginning on page 60  of this Report. These risks include, but are not limited to, the following:

●	We are in the early stages of vaccine development and have a very limited operating history and no products approved for commercial sale, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

●	We have incurred significant net losses since inception, do not generate any revenue, and anticipate that we will continue to incur substantial net losses for the foreseeable future and may never achieve or maintain profitability. Our stock is a highly speculative investment.

●	We will require significant additional capital to make the investments we need to execute our longer-term business plan. We estimate that, based on our existing cash as of December 31, 2022, which includes the net proceeds received from our initial public offering, the April Private Placement and the August Private Placement, we have cash on hand sufficient to fund our operations for at least the 12 months following the date of this Report. If we are unable to raise additional capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations, and we may be unable to continue as a going concern in the long term. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

●	Due to the significant resources required for the development of our vaccine candidates, and depending on our ability to access capital, we must prioritize development of certain vaccine candidates. Moreover, we may expend our limited resources on vaccine candidates that do not yield a successful vaccine and fail to capitalize on vaccine candidates that may be more profitable or for which there is a greater likelihood of success.

●	We depend entirely on the success of a limited number of product candidates, which are in preclinical development and none of which have commenced a clinical trial. If we do not obtain regulatory approval for and successfully commercialize one or more of our product candidates or we experience significant delays in doing so, we may never become profitable.

●	The marketing approval process of the U.S. Food and Drug Association, or FDA, is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our current product candidates and future product candidates we intend to develop, our business will be substantially harmed.

●	The future results of our current or future clinical trials may not support our product candidates’ claims or may result in the discovery of unexpected adverse side effects.

●	Even if we obtain regulatory approval of our vaccine candidates, the products may not gain market acceptance among regulators, advisory boards, physicians, patients, third-party payors and others in the medical community.

●	We may be adversely affected by the ongoing coronavirus pandemic.

●	We intend to rely on third parties to conduct our clinical trials and to conduct some aspects of our research and pre-clinical testing and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

●	Our Chief Executive Officer, Chief Financial Officer and other key personnel may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and potentially competitive fiduciary and pecuniary interests that conflict with our interests.

●	We may in the future have conflicts with our current or future partners or third party providers that could delay or prevent the development or commercialization of our current and future product candidates.

●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.

●	We are dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing our product candidates, if approved. If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties or, in certain cases, we fail to meet certain development deadlines, we could lose license rights that are important to our business.

●	Some of the intellectual property covered by our licenses concerns patent applications and provisional applications. We cannot assure investors that any of the currently pending or future patent applications will result in granted patents, nor can we predict how long it will take for such patents to be granted.

●	If we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

●	Healthcare Reform in the United States has been implemented in the past, and we expect further changes to be proposed in the future, leading to potential uncertainty in the healthcare industry. Violations of healthcare laws can have an adverse impact on our ability to advance our product candidates and our operating results.

●	Obtaining regulatory approval for clinical trials of our vaccine candidates in children and adolescents may require additional studies and/or longer duration of studies since the requirements for regulatory approval for the pediatric populations are more stringent.

●	The market price of our common stock has been extremely volatile and may continue to be highly volatile due to numerous circumstances beyond our control, and stockholders could lose all or part of their investment.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock.

●	We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

●	Our amended and restated certificate of incorporation (“Amended and Restated Certificate of Incorporation”) and our amended and restated bylaws (“Amended and Restated Bylaws”), and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

●	A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to price volatility in our common stock.

v

PART I

Item 1. Business

Overview

We are a biotechnology company focused on the research and development of transformational vaccines to prevent infectious diseases worldwide. We hold exclusive, global rights to novel technology licensed from renowned research institutions around the world, including St. Jude Children’s Research Hospital, the University of Oxford, Cincinnati Children’s Hospital Medical Center, and the University of Texas Health at San Antonio. We believe that our pipeline and vaccine platform are synergistic for developing next generation preventive vaccines to improve both health outcomes and quality of life globally.

We seek to develop vaccines that provide long-lasting immunity to harmful viral and bacterial pathogens that cause infections in patient populations with high unmet needs. Our most advanced vaccine candidate is a live-attenuated, intranasally delivered, serotype independent Streptococcus pneumoniae vaccine to prevent middle ear infections, also known as acute otitis media (AOM), and pneumococcal pneumonia. AOM is a significant burden globally, particularly in young children, and pneumococcal pneumonia primarily impacts the elderly population. Additionally, we believe that this attenuated bacterium can serve as a platform to protect against other infectious agents that cause acute otitis media, such as non-typeable Haemophilus influenzae and Moraxella catarrhalis, by anchoring antigens from these pathogens on the surface of BWV-201, our attenuated Streptococcus pneumoniae bacterial vaccine. We hold a global, exclusive license to this technology, which was generated from the laboratory of Jason Rosch, Ph.D., of St. Jude Children’s Research Hospital. Our influenza programs are based on technology developed by Sunetra Gupta, Ph.D. at the University of Oxford, for which we hold a global, exclusive license for use of epitopes of limited variability, ELVs, to develop novel influenza vaccine candidates. Identified through a proprietary computational research and discovery process, we believe a vaccine formulated with these epitopes from different influenza strains will produce a viable universal influenza vaccine candidate. We are exploring the development of these influenza ELVs utilizing our norovirus shell and protrusion (S&P) nanoparticle vaccine platform, licensed from Cincinnati Children’s Hospital Medical Center, or CHMC. We are also utilizing this platform to develop a vaccine for the prevention of gastroenteritis caused by norovirus or rotavirus, as well as novel vaccines for malaria and monkeypox. The final candidate in our vaccine pipeline is a live-attenuated, orally delivered vaccine to prevent Chlamydia, for which we have a global, exclusive license to this technology originated from the University of Texas Health at San Antonio. We leverage the expertise of each of our collaborators to pursue the discovery and development of vaccines for these diseases, each of which represent high unmet needs globally.

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

As such, market research professionals project the global vaccine market size to reach $73.78 billion by 2028, representing a compounded annual growth rate (CAGR) of 7.3% over the forecast period, driven by rising prevalence of infectious diseases, increasing government funding for vaccine production and growing emphasis on becoming immunized.

This market acceleration has been coupled with various strategic transactions in the sector, including consolidations and mergers and acquisitions in recent years. Major market participants have strategically acquired start-ups and mid-sized companies to broaden their products portfolios and service offerings. For instance, in February 2019, Bharat Biotech acquired Chiron Behring Vaccines, one of the leading manufacturers of rabies vaccines across the globe. Additionally, in October 2018, Emergent BioSolutions, a multinational specialty biopharmaceutical company, acquired PaxVax for $270 million, and in July 2017 Sanofi acquired Protein Sciences for $650 million. In the pneumococcal disease market specifically, for which we are targeting for our Streptococcus pneumoniae vaccine candidate, GlaxoSmithKline acquired Affinivax for up to $3.3 billion in May 2022. The appetite of these companies to buttress their vaccine programs and pipelines reflects the increasing importance of vaccines in the healthcare sector, both nationally and worldwide.

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

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our vaccine candidates. Our vaccine candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. We may be unable to complete development of or commercialize our vaccine candidates or experience significant delays in doing so due to regulatory or other uncertainties.

Strategy

We aim to identify, discover and develop novel preventive vaccines for infectious diseases. Key elements of our strategy include:

●	Investment in advancing the development of our novel vaccine pipeline programs through IND-enabling activities and Phase I clinical studies.

●	We plan to advance our main vaccine programs: S. pneumoniae induced AOM and pneumococcal pneumonia, influenza, norovirus-rotavirus, malaria, and Chlamydia.

●	Our in-licensed vaccine candidates are carefully selected based on the following criteria: area of significant unmet medical need for preventive long-term vaccine; strong scientific rationale and established clinical and regulatory pathways; defined competitive landscape and potential future commercial opportunity; and license exclusivity.

●	Prioritizing the research and development for our lead vaccine candidate, BWV-201, through Phase I.

●

We plan to develop an intranasally delivered, serotype independent Streptococcus pneumoniae vaccine, capable of protecting young children against acute otitis media, also known as middle ear infections, and the elderly against pneumococcal pneumonia. In collaboration with St. Jude Children’s Research Hospital, we are exploring the potential to anchor antigens from additional otopathogens to the surface of this vaccine, including non-typeable Haemophilus influenzae and Moraxella catarrhalis.

●	Maximize and utilize the value of our collaborators and third-party vendors.

●	We will combine disciplined business strategies to further expand the potential synergies with current collaborators.

●	Deploy and expand our proprietary norovirus S&P nanoparticle platform.

●	Our immunogenic multi-purpose vaccine platform technologies can be utilized with an array of infectious disease agents to access multiple development pathways and allow for potential next-generation life cycle management to expand our pipeline and pursue business development opportunities. There is potential for the platform to pursue adjunctive therapies to currently available drugs, and for current therapies to be re-optimized and formulated to protect against multiple antigens. We plan to utilize this platform to explore the potential to formulate our influenza vaccine candidates by presenting patented epitopes of limited variability within the platform.

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

Mr. Hernandez, our Chairman and CEO, is a veteran entrepreneur, philanthropist, and operator with a broad skillset of founding, building, and selling companies, as well as executing business development transactions and securing private and public capital, including Digene, Noachis Terra and Blue Water Acquisition Corp. Mr. Hernandez was responsible for our initial $7 million seed funding round from investors including CincyTech. In addition to his position as our Chairman and CEO, Mr. Hernandez also served on the board of directors for Clarus Therapeutics, Inc. (OTCpink: CRXTQ) until August 2022, and serves on the board of certain private companies. Subsequently, a team of veteran industry executives and advisors were assembled, bringing valuable expertise to our growing infectious disease company.

Jon Garfield, our Chief Financial Officer, has over 20 years of financial leadership experience, including with healthcare companies. Mr. Garfield regularly provides consulting services to private equity funds and privately held companies and served as the CEO of Unity MSK from February 2021 to January 2023, and served as interim Chief Financial Officer of Blue Water Vaccines Inc. from September 2021 until the consummation of our initial public offering in February 2022, upon which he became our full-time Chief Financial Officer. Erin Henderson, who serves as our Chief Business Officer and Corporate Secretary, has over 20 years of leading strategic transactions, governmental and stakeholder relations and corporate expansion. Previously, since 2010, she was the Managing Principal at The Aetows Group, a management consulting firm serving both the public and private sectors. Andrew Skibo is our Head of Biologic Operations and was recently Head of Global Biologics Operations at MedImmune/AstraZeneca and previously worked for Amgen and Genentech (now Roche), where he was responsible for operations, engineering, construction, and validation for large-scale capital projects related to bio-pharmaceutical manufacturing. Ali Fattom, Ph.D. is our Head of Science and Discovery and was recently Chief Scientific Officer at BlueWillow Biologics, where he led their efforts to develop viral vaccines for various infectious diseases, including HSV, RSV, and influenza, and previously worked for Nabi Biopharmaceutical and The National Institutes of Health. Dr. Fattom is also an Adjunct Professor at the University of Michigan.

Additionally, members of our Board of Directors have extensive expertise in the fields of life sciences, business, and finance. In addition to Mr. Hernandez, our directors include Vuk Jeremić, previous Chair of the Council of Europe’s Committee of Ministers and previous President of the United Nations General Assembly, Simon Tarsh, a retired Deloitte Consulting Managing Director with experience in Life Sciences, Timothy Ramdeen, who has nearly a decade of experience in private equity and hedge fund investing, capital markets, and company formation, and James Sapirstein, R.Ph., M.B.A, President, CEO and Chairman of First Wave BioPharma, Inc. (Nasdaq:FWBI). Our Scientific Advisory Board includes Sunetra Gupta, Ph.D. Professor of Theoretical Epidemiology at The University of Oxford, a leading voice in infectious disease globally; and John Rice, Ph.D., Managing Director at CincyTech, with more than 30 years of biotechnology advising experience.

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

BWV-201: Streptococcus pneumoniae (S. pneumoniae) Vaccine

Our BWV-201 vaccine candidate is an intranasally delivered, live-attenuated, serotype-independent vaccine, for which early data supports further investigation to pursue a long-term preventive intranasal vaccine for S. pneumoniae induced acute otitis media, or AOM, and pneumococcal pneumonia. We in-licensed the novel live-attenuated S. pneumoniae strain from St. Jude Children’s Research Hospital, or St. Jude, as a potential serotype independent vaccine.

Researchers from St. Jude developed a strain of S. pneumoniae that contains greatly reduced virulence, yet can transiently colonize the nasopharyngeal cavity, inducing immune responses to significantly decrease the incidence of AOM and sinusitis as demonstrated in animal models. Our vaccine production is a straightforward process, utilizing the entire attenuated bacterium with purification and concentration steps only in the downstream process, thereby reducing the time and cost of production significantly compared to commonly used polysaccharide or conjugate vaccines.

There is potential for this vaccine to provide a long-term, leading alternative treatment for AOM and pneumococcal pneumonia and subsequent introduction of a novel preventative standard of care. The development of a novel vaccine could eradicate potential short-term pain and/or long-term harmful side effects from contracting the bacteria, as well as eliminate or decrease the need for antibiotic treatment. Complications from AOM include sensorineural hearing loss, or SNHL, in adults but are more relevant for the endangerment of children, while pneumococcal pneumonia primarily impacts elderly adults and can lead to hospitalization and other subsequent infections.

Based on information from the American Academy of Pediatrics, over 5 million cases of AOM are reported annually in the U.S., resulting in approximately 30 million medical care visits and over 10 million antibiotic prescriptions, representing approximately $4.3 billion spent on treatment in the U.S. alone. AOM is the most common condition treated with antibiotics in the United States and increasing antibiotic resistance among the organisms responsible for AOM is of concern to researchers and public health officials globally.

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

Pneumococcal pneumonia, caused by colonization of S. pneumoniae in the lungs, primarily impacts elderly adults and, according to the CDC, results in approximately 150,000 hospitalizations in the United States alone each year. In addition to the disease burden, pneumococcal pneumonia accounts for approximately $1.3 billion in direct medical costs annually plus costs associated with lost productivity (O’Brien K, Pneumococcus, Pneumococcal Disease and Prevention, The Vaccine Book (Second Edition), Academic Press, 2016, Pages 225-243, ISBN 9780128021743). While there are currently available pneumococcal vaccines, outlined below, these vaccines provide limited levels of protection against pneumonia, as they are administered intramuscularly and do not elicit strong mucosal immunity (Berild JD, 2020. Pathogens, 9(4), 259. DOI: 10.3390/pathogens9040259). This technology from St. Jude is delivered intranasally, which is hypothesized to provide adequate levels of mucosal immunity to prevent non-invasive pneumococcal disease, including pneumonia and AOM.

The CDC recommends broad pneumococcal vaccines for children younger than 2 and for adults over 65 years of age (CDC). The CDC also recommends vaccinations for children and adults aged 2 through 64 either previously unvaccinated or partially vaccinated. Three vaccines are currently approved in the U.S. and other countries: (i) Prevnar13 or PCV13 (under 18), (ii) Prevnar20 or PCV20 (Pfizer) and (iii) Pneumovax or PPSV23 (Merck). An additional vaccine, Synflorix, is approved for use outside of the U.S. for the prevention of pneumococcal disease and S. pneumoniae induced AOM for the 10 serotypes included in the vaccine.

Therefore, an effective serotype independent S. pneumoniae AOM vaccine could significantly impact pediatric healthcare demand and may reduce hospitalizations for pneumococcal pneumonia in older adults. As a preventative treatment, the vaccine’s advantages include reduction of near-term pain; reduction of recurrent AOM that may result in the need for tympanostomy tube placement; lessening of antibiotic usage, which would decrease the number of antibiotic resistant organisms in the environment; avoiding potential long-term hearing loss; and prevention of hospitalizations and deaths caused by pneumococcal pneumonia.

Previous live, attenuated strains of S. pneumoniae were generated by deleting several highly immunogenic virulent genes and therefore may not be optimal vaccine candidates. Some of these deletions include antigens that induce antibody responses following pneumococcal carriage and otitis media in young children and therefore may not be optimal vaccine candidates.

Our technology in-licensed from St. Jude focuses on candidate genes essential for microbial adaptation to the host environment while maintaining virulence determinants. The St. Jude researchers developed a S. pneumoniae strain with a deletion in ftsY, a central component of the signal recognition pathway (SRP). SRP mutants have greatly reduced virulence, although virulence factors are still produced. The S. pneumoniae ftsY deletion strain may potentially make an ideal live-attenuated vaccine, as it can transiently colonize the nasopharyngeal cavity without inducing immune responses to virulence protein antigens but does not cause invasive disease.

Our candidate vaccine is a live-attenuated serotype-independent vaccine, that early data supports further development to pursue a potential long-term preventive intranasal treatment. BWV-201 will likely require two doses to provide life-long protection. BWV-201 has the ability to transiently colonize the nasopharyngeal cavity and significantly decrease the incidence of AOM and sinusitis in animal models. The vaccine candidate is derived from the noninvasive serotype 19F strain BHN97, which normally causes sinusitis/purulent rhinitis and AOM. As previously noted, the ftsY gene was deleted by St. Jude researchers, and is designated BHN97∆ftsY (Rosch, Jason W et al. EMBO molecular medicine vol. 6,1 (2014): 141-54. Doi:10.1002/emmm.201202150).

We are also exploring the potential for BWV-201 to present antigens from additional AOM-causing pathogens, such as non-typeable Haemophilus influenzae and Moraxella catarrhalis. Based on preliminary data from St. Jude, we are able to present additional antigens and following intranasal vaccination with the new construct, vaccinated mice generate antibodies to both non-typeable Haemophilus influenzae and Moraxella catarrhalis, in addition to generating antibodies from various strains of S. pneumoniae.

Our vaccine production is a straightforward approach, utilizing the entire bacterium with purification and concentration steps only in the downstream process thereby significantly reducing the time and cost of production compared to polysaccharide or conjugate vaccines.

Preclinical data colonization and invasiveness and Otitis Media/Sinusitis Efficacy

Our pre-clinical data has shown encouraging results from the research and development of BWV-201 as a potential intranasally delivered vaccine candidate. Multiple animal models have demonstrated protection from AOM.

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

In this head-to-head preclinical study, mice (n=25-31) were either mock-vaccinated (PBS) or live-attenuated vaccinated (with deletions of either type 2 or 19F backgrounds). PPV23 was used as a negative control. Two weeks following the second boost, the bioluminescent strain BNH97x (type 19F), a serotype included in Prevnar 7, Pneumovax and BHN97ftsY (referred to as homologous challenge) were introduced to the mice and imaged twice daily for development of AOM and sinusitis. Only BHN97∆ftsY (BWV-201), and to a lesser extent Prevnar 7, showed significant reduction in AOM and only BHN97∆ftsY demonstrated significantly reduced sinusitis compared to mock infected animals. The incidence of AOM was significantly (p <0.05 compared to mock) lower in BHN97∆ftsY — vaccinated mice (Figure A-below). Only BHN97∆ftsY vaccine significantly decreased the incidence of sinusitis (p < 0.05). Measurement of luminescence at 24 and 72 h confirmed protection engendered by BHN97∆ftsY.

Figure 7. Vaccine protection against otitis media and sinusitis. Mice (n=25 – 31 per group, performed at least twice for each group) were mock-vaccinated with PBS (Mock) or vaccinated with live-attenuated vaccines deleted for caxP or ftsY on either a type2 (D39∆caxP, D39∆ftsY) or type19F (BNH97∆caxP, BNH97∆ftsY) background. Mice were challenged with a bioluminescent S. pneumoniae strain BNH97X (type19F) and imaged twice daily for development of AOM or sinusitis. A. The proportion of mice developing an infection of the ear or sinus by Xenogen imaging. * =p<0.05 by Chi-squared test compared to the mock vaccinated group. PPV23 was used as a negative control (60% otitis and 80% sinusitis). Errors bars represent standard error of the mean. PCV7 is Prevnar 7, PPV23 is Pneumovax and BHN97∆ftsY is BWV-201.

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

Utilizing BWV-201 as a platform to protect against other pathogens

Although S. pneumoniae remains the leading cause of acute otitis media, other otopathogens are known to cause the disease, including non-typeable Haemophilus influenzae and Moraxella catarrhalis. To holistically address acute otitis media, we plan to evaluate the possibility of adding antigens from non-typeable Haemophilus influenzae and Moraxella catarrhalis to the surface of the S. pneumoniae bacteria that make up BWV-201. To date, Dr. Jason Rosch at St. Jude Children’s Research Hospital has successfully anchored proteins from both additional pathogens to BWV-201 and has performed ELISAs to ensure antibodies were generated against each pathogen.

Newly generated data, not yet published. Dr. Rosch engineered the live vaccine to express protective epitopes of non-typeable Haemophilus influenzae and Moraxella catarrhalis on the cell surface of BWV-201. Shown in the figure above, the novel vaccine construct raised antibodies against all three pathogens following intranasal vaccination by ELISA.

Future development of this vaccine construct will include challenge studies in mice to determine efficacy of this vaccine construct in preventing disease caused by each pathogen. Mice will be vaccinated with the new construct, and will subsequently be exposed to S. pneumonaie, both heterologous and homologous strains, as well as non-typeable Haemophilus influenzae and Moraxella catarrhalis. Upon completion of this study and results showing decreased incidence of AOM in mice, we plan to pursue development of this vaccine construct and transfer to a partner CMO for manufacturing optimization.

BWV-101: UNIVERSAL INFLUENZA & BWV-102: H1 INFLUENZA

The company’s influenza vaccine programs are focused on developing transformational and novel influenza vaccines: BWV-101 for an influenza vaccine to provide protection against H1, H3 and Flu B infections; and BWV-102 for a H1 only vaccine. This program is licensed from the University of Oxford in which all relevant studies were performed to support our hypothesis. Our goal is to develop a vaccine that protects against all influenza strains that commonly infect humans by targeting specific parts of the influenza viruses, which are of limited variability across flu strains and induce a strong protective immune response. This proof of concept will be leveraged to develop BWV-101 by studying the cross-reactivity of different flu strains, H1, H3 and influenza B. The BWV-101 vaccine candidate may potentially provide a therapeutic benefit that negates the need for annual vaccination, vaccine reformulation, and provide long-lasting broad protection against the flu to millions globally (Thompson et al. Nature Communications. 2018. 9:385).

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

An annual seasonal flu vaccine is the best way to help protect against flu. Vaccination has been shown to have many benefits including reducing the risk of flu illnesses, hospitalizations and even the risk of flu-related death in children. The CDC recommends use of any licensed, age-appropriate influenza vaccine during the 2020-2021 influenza season, including inactivated influenza vaccine (IIV), recombinant influenza vaccine (RIV), or live-attenuated influenza vaccine (LAIV). No preference is expressed for any influenza vaccine over another. Both trivalent and quadrivalent influenza vaccines will be available. The trivalent vaccines formulation will include A(H1N1) pdm09, A(H3N2) and B/Victoria. The quadrivalent vaccine formulations will include A(H1N1) pdm09, A(H3N2) and B/Victoria, plus B/Yamagata (https://www.cdc.gov/flu/about/viruses/types.htm).

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

Our Proprietary Epitope Discovery

Using the technology that we have exclusively licensed from the University of Oxford, we are developing a universal influenza vaccine. Our exclusive license agreements include patented influenza epitopes of limited variability, or ELV, identified through a proprietary computational research and discovery process, discovered by Dr. Sunetra Gupta and her team at the University of Oxford. We have acquired intellectual property for cross-protective epitopes to be used for our vaccine candidates that were developed and identified through a unique computational discovery process at Oxford University. The data produced through computational analysis at Oxford has shown that antigen evolution in influenza is limited to certain regions of the virus that facilitate binding and entry to host cells and these regions of limited antigenic variability are naturally immunogenic and therefore may be used to develop universal immunity to influenza viruses. We have identified epitopes of limited variability in H1 influenza that have circulated throughout history (since 1918) and make ideal vaccine targets and have completed similar analysis of H3 and Flu B strains for similar epitopes which will be used to produce our lead vaccine candidate BWV-101 as a universal vaccine for influenza infection. Due to the cross-reactive nature of the H1 epitopes in pre-pandemic H1 influenza A, we are also pursuing the development of a stand-alone H1 vaccine (BWV-102). These epitopes are able to be formulated into a vaccine candidate using our virus-like particle (VLP) platform technologies and may be evaluated using other vaccine technologies through partnerships in order to accelerate development of potential vaccines or to explore adjunct therapies (Thompson et al. Nature Communications. 2018. 9:385).

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
Neutralisation of A/Solomon Islands/3/2006
pesudotyped virus
IC50
800
600
400
200
0
Blue (2009-like)
Red (2006-like)
Green (1977-like)
Orange (1995-like)
Pink (1940-like)
Group 1
Group 2
Group 1
Group 2
Vaccinated controls
Unvaccinated controls
Vaccine groups
Blue (2009-like)
Red (2006-like)
Green (1977-like)
Pink (1940-like)
Orange (1995-like)
Vaccinated control (group 1)
Vaccinated control (group 2)
Unvaccinated control (group 1 )
Unvaccinated control (group 2 )
Unchallenged and unvaccinated control

blue water vaccines

Figure 6. Sequential vaccination using chimeric HA constructs. Five groups of mice were sequentially vaccinated with 2009-like (blue), 2006-like (red),1995-like (orange), 1977-like (green) and 1940-like (pink) epitope sequences substituted into H6, H5 and H11 Has. Two further control groups were sequentially vaccinated with H6, H5 and H11 constructs without any sequence substituted into the Has (vaccinated controls). Further two groups were mock vaccinated (unvaccinated controls). c,d,f,gPseudotype microneutralisation assays using 0.5μl of sera from the bleed at 21 weeks. Error bars are mean ± s.e.m.n=6 for experimental groups and control groups. The values provided are an average of two replicates.

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

We are using established manufacturing methods, including E.coli fermentation to produce our chimeric proteins, to reduce the cost and increase the efficiency and scalability of our manufacturing process for the vaccine. The antigens will be displayed by a proprietary VLP that can be produced in E. coli (Pharmaceutics 2019, 11, 472; doi:10.3390/pharmaceutics11090472). Our research and discovery model uses bioinformatics and phylogenetic analysis to identify possible sites of epitopes of limited variability before confirming their existence experimentally.

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

BWV-301 Norovirus-Rotavirus Vaccine Program

We are developing BWV-301 to prevent acute gastroenteritis, or AGE, caused by norovirus and rotavirus, utilizing the P24 nanoparticle of our vaccine platform. The vaccine is based on one or two doses of the norovirus P24 nanoparticle presenting 24 rotavirus VP8* antigens. Most cases of gastroenteritis are caused by viruses. The CDC reports that viral gastroenteritis infections cause 200,000 deaths in children worldwide each year. Common symptoms of viral gastroenteritis causes nausea, vomiting, diarrhea, anorexia, weight loss, and dehydration.

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

There is not a norovirus vaccine on the market presently. There are, however, a number of rotavirus vaccines currently marketed around the world. RotaTeq, owned by Merck, a live, oral pentavalent vaccine and Rotarix, owned by GSK, a monovalent, human, live-attenuated vaccine are recommended by the WHO for global use in children and approved for use in the U.S., Canada and Europe. Other monovalent vaccines are available but only approved for use in one country, either China, Vietnam or India.

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

Rotavirus

Rotavirus is the most common cause of diarrheal disease among infants and young children, causing an estimated 111 million episodes of diarrhea annually, 2 million hospitalizations and 352,000-592,000 deaths annually, according to the CDC. After the introduction of live-attenuated oral vaccines the incidence of rotaviral hospitalizations and deaths have significantly declined. However, there is still a need for efficacious, cost-effective rotavirus vaccines.

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
1x10^8
1x10^6
1x10^4
1x10^2
1x10^0
A
***B
***C
***D
***D
PID 0
PID 10
PID 21
PID 28
PCD 7
(B)
Geometric Mean Titer
1x10^2
1x10^1
1x10^0
PID 0
PID 10
PID 21
PID 28
PCD 7
(C)
Geometric Mean Titer
1x10^8
1x10^6
1x10^4
1x10^2
1x10^0
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

Our Vaccine

We hold the exclusive global license for the novel norovirus-rotavirus combination vaccine (except in China and Hong Kong) from Cincinnati Children’s Hospital Medical Center, or CHMC, CHMC researchers engineered the norovirus major structural protein VP1 such that the N-terminal shell (S) and C-terminal protruding (P) domains of VPI could be expressed as separate S60 and P24 VLPs. Unlike norovirus VLPs composed of the intact VP1 protein or the unmodified S60 fragment, our S60 and P24VLPs can be expressed in E. coli. The researchers demonstrated that S60 VLPs could be used to present foreign antigens on the surface of the S60 VLP. Further, it has also demonstrated that foreign antigens could also be expressed on the surface of the P24 VLP. The proposed norovirus-rotavirus vaccine is based on the P24 VLP technology. Our vaccine production is based on an E.coli expression platform.

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

Our Vaccine

We hold the exclusive global license for the novel norovirus-malaria combination vaccine from Cincinnati Children’s Hospital Medical Center, or CHMC, CHMC researchers engineered the norovirus major structural protein VP1 such that the N-terminal shell (S) and C-terminal protruding (P) domains of VPI could be expressed as separate S60 and P24 VLPs. Unlike norovirus VLPs composed of the intact VP1 protein or the unmodified S60 fragment, our S60 and P24VLPs can be expressed in E. coli. The researchers, Xi Jason Jiang, Ph.D., and Ming Tan, Ph.D., demonstrated that S60 VLPs could be used to present foreign antigens on the surface of the S60 VLP. Further, it has also demonstrated that foreign antigens could also be expressed on the surface of the P24 VLP. (see BWV Norovirus (NoV) S&P Nanoparticle Versatile Vaccine Platform). The proposed norovirus-malaria vaccine, P-CS)TSR is based on the P24 VLP technology. Our vaccine production is based on an E.coli expression platform.

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

Figure 11. IFA of plasmodium sporozoites (3D7) stained with anti-P24 particle presenting the small domain of the CS protein mouse sera

Development

We anticipate conducting an animal challenge study for BWV-302 in the second half of 2023. Upon completion, the technology will be transferred to a partner contract manufacturing organization (CMO) for process optimization, GMP production and toxicology studies, as well as other studies required by the FDA for IND submission, currently anticipated for the second half of 2022. Following IND submission immediately upon completion of the toxicology study, if successful, we intend to initiate our Phase I clinical trial in healthy adults ages 18 to 54 upon acceptance by the FDA.

Exploration of a Novel Monkeypox Vaccine Using BWV VLP Platform

In addition to norovirus, rotavirus, and malaria, we are exploring the potential to utilize the norovirus S&P platform to create a novel monkeypox vaccine. Research into the viability of this vaccine candidate is ongoing and includes insertion of selected monkeypox antigens into the S&P particles and sequence optimization, establishing the optimal expression system to enhance future manufacturing of the vaccine product, as well as immunogenicity and efficacy studies at various stages of development. To date, antigens of interest have been identified and the vaccine construct has been generated in small amounts using our VLP platform licensed from CHMC. Immunogenicity studies in mice are ongoing and results will inform our decision to move forward with a challenge study, which will evaluate the in vivo efficacy of this vaccine in the mouse model. Given this vaccine is in early stages of development and optimization, study designs and development paths are flexible. Upon completion of immunogenicity and efficacy studies with promising results, this technology may be transferred to a partner CMO for process optimization, GMP production and toxicology studies, as well as other studies required by the FDA for IND submission.

Monkeypox is a viral zoonosis, or a virus transmitted from humans to animals, and is a member of the same genus as the smallpox virus, Orthopoxvirus. While clinical symptoms of monkeypox are less severe than those of smallpox, several recent outbreaks and the eradication of smallpox in 1980 have brought global attention to the prevention of monkeypox spread. Monkeypox primarily occurs in central and west Africa, often in proximity to tropical rainforests, but has been increasing in urban areas, particularly with a recent outbreak in 2022 that spread to 110 countries and caused approximately 85,000 cases as of January 2023.

There are currently two approved vaccines for the prevention of monkeypox infection in the United States: JYNNEOS and ACAM2000. Both vaccines were originally approved to prevent smallpox infection but have been approved for use in monkeypox. JYNNEOS is a 2-dose vaccine, with doses given 4 weeks apart and is a live-attenuated, non-replicating vaccine while ACAM2000 is a live, replication-competent vaccinia virus given via bifurcated needle in a single dose. Both are designed to elicit an immune response to prevent monkeypox and smallpox infection without causing disease. While vaccines have shown efficacious in preventing disease, there remains a need for additional vaccination options, particularly those that are not comprised of live virus.

BWV-401: Chlamydia Vaccine

Chlamydia Background

Chlamydia is a sexually transmitted infection caused by the bacterium Chlamydia trachomatis and can impact both men and women. According to the Centers for Disease Control and Prevention, there were about 1.6 million new cases of chlamydia reported in 2020 in the United States and globally, the World Health Organization estimates about 129 million new cases each year. Additionally, given high estimations of asymptomatic cases and low availability of diagnostic testing in low- and middle-income countries, these annual estimates may be an underrepresentation.

Currently, there is no vaccine available to prevent chlamydia infection, and the main treatment is through antibiotic regimens with the possibility of reinfection after antibiotics have treated the disease. If left undetected or untreated, Chlamydia represents a major cause of pelvic inflammatory disease and infertility in women. It is estimated that about 10 – 15% of women that experience untreaded chlamydia develop pelvic inflammatory disease and face chronic pain or fertility problems later in life. Additionally, should women contract chlamydia during pregnancy or give birth with an active infection, newborns may develop eye infections or pneumonia resulting from the disease.

BWV-401 Approach

BWV-401 is an orally delivered, live-attenuated chlamydia vaccine derived from a murine strain, Chlamydia muridarum, developed in the laboratory of Guangming Zhong, M.D., Ph.D. at the University of Texas Health at San Antonio. By administering this vaccine orally, BWV-401 may elicit transmucosal immunity and provide protection against chlamydia in the genital tract post-vaccination without altering the gut microbiota or the development of gut mucosal resident memory T cell responses to non-chlamydial infection.

In the initial publication establishing this approach as a viable vaccine development pathway, mice were intragastrically inoculated with C. muridarum to mimic oral immunization. Following each inoculation, both vaginal and rectal swabs were periodically taken to monitor viable C. muridarum colonization or organs/tissues were harvested to titrate viable organisms. Through this study, researchers identified the following key findings supporting further development of this vaccine candidate.

●	GI tract C. muridarum induces transmucosal protection against genital tract infection. C. muridarum colonization in the gastrointestinal tract correlated with reduced C. muridarum infection in the genital tract of the same mice. First, the extent to which C. muridarum organisms spread from the genital tract into the GI tract inversely correlated with their course of shedding in the genital tract. Second, the coinoculation of C. muridarum organisms into the GI tracts of mice infected vaginally with plasmid-deficient C. muridarum significantly shortened the course of vaginal infection. Finally, the reduced spreading of plasmid-free C. muridarum into the GI tract also minimized immunity against reinfection in the genital tract (Fig. 1).

Figure 1. Effect of intragastric inoculation as an oral vaccination on genital tract susceptibility to C. muridarum challenge infection. C57BL/6J mice intragastrically inoculated with buffer only (control group, n 8) (a and a1) or 2x10E5 IFU of wild-type C. muridarum (clone CM-mCherry, immunization group, n 8) (b and b1) were challenged intravaginally on day 56 with 2x10E5 IFU of wild-type C. muridarum clone G13.32.1. (A) Mice were monitored for live organism shedding by the collection of both vaginal (a and b) and rectal (a1 and b1) swab specimens over the time course displayed along the x axis. The results are expressed as the log10 number of IFU per swab specimen along the y axis. Black bars, titers of G13.32.1; red bars, titers of CM-mCherry; dark red bars, titers of both G13.32.1 and CM-mCherry. Note that on days 3, 7, and 14 after intravaginal challenge (designated in parentheses as 3=, 7=, and 14=, respectively) after intragastric immunization, immunized mice displayed a >1,000-fold decrease in the number of IFU by evaluation of vaginal swab specimens at each time point (*, P< 0.05, Wilcoxon rank-sum test). The overall shedding course was also significantly reduced (*, P<0.05, Wilcoxon rank-sum test, AUC, for panel b versus panel a). (B) All mice were sacrificed on day 128 after intragastric immunization (or day 63= after challenge) for evaluation of the upper genital tract pathology both macroscopically (a and b) and microscopically (d and e). (a and b) Representative macroscopic images of one entire genital tract from the control (a) and immunization (b) groups are shown. White arrows, oviducts positive for hydrosalpinges. Magnified images of oviduct/ovary regions are shown on the right of the overall genital tract images, with the white numbers indicating the hydrosalpinx scores. (c) Both the incidence and the severity of hydrosalpinx were quantitated. The group immunized in the GI tract developed a significantly lower incidence ($, P<0.05, Fisher’s exact test) and a reduced score (*, P<0.05, Wilcoxon rank-sum test) compared with those for the control mice. (d and e) Microscopically, severely dilated oviducts (marked with a white line with arrows at both ends) were easily identified from control mice, as shown in the representative image (d), while the immunized mice mostly displayed normal oviduct cross sections ©. (d1 and e1) The inflammatory cells were identified using a 100x objective lens, as shown in the representative images from the control (d1) and immunized (e1) mice. The areas observed with a 100x objective lens are marked with white squares in the 10x images. (f) The severity of the inflammatory infiltration was semiquantitated using the criteria described in the Materials and Methods section. Note that the immunized mice developed scores significantly decreased (*, P<0.05, Wilcoxon rank-sum test) compared with those for the control mice.

●	Transmucosal protection is rapidly induced, durable, and independent of sustained C. muridarum colonization in the gastrointestinal tract. Both the time required for GI tract C. muridarum induction of transmucosal protection and the duration of protection were determined (Fig. 2). One week after intragastric inoculation with CM-mCherry, mice gained significant resistance to intravaginal challenge infection with G13.32.1, with G13.32.1 shedding being reduced by >100-fold on day 3 and the course of infection being shortened by ~1 week, leading to a significant reduction in both the overall infection course and the upper genital tract pathology. The protection was enhanced over time (Fig. 1) and lasted 20 weeks. Whether the transmucosal protection was dependent on ongoing CM-mCherry colonization in the GI tract was further determined (Fig. 3). Mice with or without CM-mCherry in the GI tract for 28 days were either left untreated or treated with doxycycline daily for 2 weeks. After resting for another 2 weeks, the mice were vaginally challenged with G13.32.1. Mice colonized with CM-mCherry in the GI tract for 56 days became highly resistant to intravaginal challenge infection and hydrosalpinx induction, as described above. Importantly, after the immunized mice received daily doxycycline treatment between days 28 and 42, which completely cured the GI tract CM-mCherry infection, the mice still maintained a robust resistance to intravaginal challenge infection and hydrosalpinx development. Thus, within 4 weeks, intragastrically inoculated C. muridarum induced a robust memory response that was protective. Mock-immunized mice similarly treated with doxycycline developed severe hydrosalpinx after the same intravaginal challenge, suggesting that the doxycycline treatment protocol did not affect chlamydial pathogenicity in the upper genital tract. It is worth noting that although the immunized mice were resistant to challenge infection with C. muridarum in the genital tract, the GI tract remained susceptible to colonization by the C. muridarum organisms.

Figure 2. Intragastric immunization elicits rapid and durable protective immunity to genital tract challenge. C57BL/6J mice with (n 5) or without (n 5) prior intragastric immunization with 2x10E5 IFU of CM-mCherry for 1 week (1W) (a) or 20 weeks (20W) (b) were challenged vaginally with clone G13.32.1. The mice were monitored for C. muridarum shedding by evaluation of both vaginal and rectal (not shown) swab specimens on days 3 and 7 postinfection (3= and 7=, respectively) and weekly thereafter. The results are expressed as the log10 number of IFU per swab specimen. Mice were significantly resistant to a genital tract challenge only 1 week after immunization in the GI tract (*, P<0.05, Wilcoxon rank-sum test, AUC), and the resistance increased and lasted for up to 20 weeks (**, P< 0.01, Wilcoxon rank-sum test, AUC). All mice were sacrificed on day 56 after the challenge infection, and the upper genital tract was evaluated for the incidence (in percent) of hydrosalpinx and the severity score (mean + standard deviation). Immunization via the GI tract resulted in significant protection against hydrosalpinx induced by the vaginal infection (#, P<0.05, Fisher’s exact test; *, P<0.05, Wilcoxon rank-sum test; **, P<0.01, Wilcoxon rank-sum test).

Figure 3. The durable transmucosal protection induced by intragastric immunization is not dependent on long-term gastrointestinal infection. Groups of C57BL/6J mice immunized intragastrically with 2x10E5 IFU of CM-mCherry (n 5 for panel a and n 7 for panel b) or not immunized (n 6) © were treated on day 28 with doxycycline (20 ug/kg of body weight intragastrically once daily) for 2 weeks (days 28 to 42) (b and c) or were not treated with doxycycline (a). The doxycycline-treated mice were then rested for 2 weeks (days 43 to 56). On day 56 after immunization in the GI tract, all mice were intravaginally challenged with 2x10E5 IFU of clone G13.32.1. (A) Mice were monitored for the shedding of chlamydiae by evaluation of both vaginal (a to c) and rectal (a1 to c1) swab specimens over the course of infection (the days after challenge infection are designated 3= to 56= in parentheses). Results are expressed as the log10 number of IFU per swab specimen. Mice in the immunization plus doxycycline treatment group displayed no IFU in the rectal swab specimens prior to the intravaginal challenge (days 31 to 56) (b) but maintained transmucosal protection against chlamydial infection in the genital tract (*, P<0.05, Wilcoxon rank-sum test, for panel b1 versus panel c1), equivalent to the findings for immunized mice not treated with doxycycline (*, P<0.05, Wilcoxon rank-sum test, for panel a1 versus panel c1). These two groups maintained similar levels of protection (*, P<0.05, Wilcoxon rank-sum test, for panel b1 versus panel a1). (b and c) The genital tract G13.32.1 organisms spread to the GI tracts. (a and a1) Black bars, G13.32.1 alone; dark red bars; both CM-mCherry and G13.32.1. (B) On day 114 after intragastric immunization, all mice were sacrificed to evaluate the upper genital tract pathology macroscopically. Representative images of the entire genital tracts from the groups receiving immunization without doxycycline treatment (a2), immunization plus doxycycline treatment (b2), or doxycycline treatment without immunization (c2) are shown. White arrows, oviducts positive for hydrosalpinges. Magnified images of oviduct/ovary regions are shown on the right of the overall genital tract images, with the white numbers indicating the hydrosalpinx scores. Both the incidence of hydrosalpinx and the hydrosalpinx severity score (mean standard deviation) are listed above the corresponding images. Regardless of doxycycline treatment, immunized mice were significantly protected from the development of hydrosalpinx (*, P<0.05, Wilcoxon rank-sum test, for the immunization alone group in panel a2 versus panel c2 and for the immunization plus doxycycline treatment group in panel b2 versus panel c2).

●	Gastrointestinal tract Chlamydia muridarum is nonpathogenic. Having demonstrated the strong transmucosal protective immunity induced by GI tract C. muridarum, researchers next evaluated whether C. muridarum colonization in the GI tract is pathogenic. Since long-lasting C. muridarum colonization is restricted to the cecum, colon, and rectum, researchers carefully examined the mouse colons. There was no significant difference in the gross appearance or length of the cecum, colon, and rectum between mice with C. muridarum colonization and mice without C. muridarum colonization for 7, 28, or 56 days, suggesting that C. muridarum did not cause colitis. C. muridarum inclusions were microscopically localized in the colon mucosal epithelial cells. Despite the presence of clusters of C. muridarum-infected epithelial cells, the epithelial tissue architecture remained intact when the adjacent sections were examined following hematoxylin-eosin (H&E) staining. Furthermore, there was a general lack of significant inflammatory infiltration, although scattered inflammatory cells were always detectable. Compared to control colonic tissue, no significant difference was found between infected and noninfected mice (data not shown).

We believe that this data, presented by Zhong et al., is sufficient to pursue development of this vaccine candidate. Given the high numbers of Chlamydia cases both in the United States and around the globe each year, as well as the lack of an available Chlamydia vaccine, we believe this vaccine will serve a high unmet need. We hold a global, exclusive right to develop a novel Chlamydia vaccine from this technology at the University of Texas Health at San Antonio.

BWV-401 Development

As the approach to utilize an attenuated murine strain of Chlamydia is novel, we plan to establish the infectivity of C. muridarum in a non-human primate model. This will provide robust data supporting potential efficacy of this vaccine candidate in humans, once we reach clinical trials. In collaboration with Dr. Zhong and the University of Texas Health at San Antonio, we will develop a protocol to test both wild-type C. muridarum and our attenuated strain in non-human primates and complete necessary endpoints for this study. Proper endpoints will allow us to determine the ability of murine strain C. muridarum to infect non-human primates and the efficacy of the attenuated strain, which will represent our vaccine candidate, following challenge of the non-human primates with human Chlamydia strain, Chlamydia trachomatis.

Following completion of the non-human primate study, we plan to transfer this technology to a partner CMO for process optimization, GMP production and toxicology studies, as well as other studies required by the FDA for IND submission.

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

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamics characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. In August 2022, Congress passed the Inflation Reduction Act of 2022, which included a provision allowing Medicare to negotiate drug prices directly with pharmaceutical manufacturers. This provision may impact pricing strategies and determinations in the future. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and is implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019. On January 31, 2019, the HHS Office of Inspector General proposed modifications to U.S. federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. In addition, CMS issued a final rule, effective on July 9, 2019, that requires direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product if it is equal to or greater than $35 for a monthly supply or usual course of treatment. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These measures could reduce future demand for our products or put pressure on our pricing.

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

Intellectual Property

Exclusive License Agreement with Children’s Hospital Medical Center, d/b/a Cincinnati Children’s Hospital Medical Center

On June 1, 2021 (the “Effective Date”), the Company entered into a license agreement with Children’s Hospital Medical Center, d/b/a Cincinnati Children’s Hospital Medical Center (“CHMC”) to develop and commercialize certain CHMC patents and related technology directed at a VLP vaccine platform that utilizes nanoparticle delivery technology, which may have potential broad application to develop vaccines for multiple infectious diseases (“the CHMC Agreement”). The license is exclusive, worldwide, and is for all uses (other than the “Excluded Field” of immunization against, and prevention, control, or reduction in severity of gastroenteritis caused by Rotavirus and Norovirus in China and Hong Kong). The license is sublicensable with prior CHMC written approval consistent with the terms of the CHMC Agreement.

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

U.S. Patent Application No.	U.S. Patent No.	Granted Claim Type	U.S. Expiration	Foreign Counterparts
12/797,396	8,486,421	Compositions of the vaccine/vaccine platform	1/13/2031	CN107043408B EP2440582B1 JP5894528B2

13/924,906	9,096,644	Method of treatment	9/20/2030	CN107043408B EP2440582B1 JP5894528B2

13/803,057	9,562,077	Compositions of the vaccine platform	11/8/2033	none

16/489,095	pending	pending**	[3/15/2038]*	Pending applications in Canada, China, EU, Hong Kong and Japan

63/149,742 (filed 2/16/2021)	pending	pending**	[February 2042]#	TBD

63/162,369 (filed 3/17/2021)	pending	pending	[March 2042]#	TBD

*	Projected expiration if patent issues: 20 years from earliest non-provisional application filing date.

#	Non-provisional application not yet filed. Expiration projected 21 years from provisional application filing date. Dependent on timely conversion to non-provisional application and issuance of patent.

**	This is a pending application. Claim type will be determined after U.S. prosecution is complete. The claim type sought includes compositions of the vaccine and vaccine platform.

The CHMC Agreement also grants the Company a non-exclusive limited license to use and copy internally any technical information in existence and known before the Effective Date by CHMC solely as necessary for the use and practice of the Licensed Patents (the “CHMC Technology”).

The term of the CHMC Agreement begins on the Effective Date and extends on a jurisdiction by jurisdiction and product by product basis until the later of: (i) the last to expire Licensed Patent; (ii) ten (10) years after the first commercial sale; or, (iii) entrance onto the market of a biosimilar or interchangeable product. CHMC has reserved the right to practice, have practiced, and transfer the Licensed Patents and CHMC Technology for research and development purposes, including education, research, teaching, publication and public service, but not to use or practice the Licensed Patents or CHMC Technology in Field of Use for any commercial or profit purpose.

The Licensed Patents granted to the Company under the CHMC Agreement are also subject to any rights of the United States federal, state and/or local Government(s), as well as nonprofit entities, if certain patents or technologies were created in the course of Government-funded or non-profit entity-funded research. The CHMC Agreement also contains compulsory licensing provisions under which CHMC must notify the Company in writing whenever CHMC may become aware of third parties that are interested in obtaining rights to the Licensed Patents or CHMC Technology for purposes that are beyond the scope of the Company’s development and commercialization plan. The Company may elect to pursue the new purposes itself (and negotiate commercially reasonable development targets), or enter into sublicense negotiations with the interested third party. However, if the Company fails to meet its development targets for the new purposes or fails to enter into a sublicense agreement with the interested third party within nine (9) months of the notice from CHMC, then the new purpose will be excluded from the license grant and CHMC will be free to pursue licensing of the Licensed Patents or CHMC Technology within the Excluded Field to an interested third party.

Any patented modification, alteration or improvement of any invention claimed in a Licensed Patents or CHMC Technology which is conceived or reduced to practice solely by the Company (“Company Improvement”) is owned by the Company; however, for any such Company Improvement, the Company will automatically grant to CHMC a worldwide, perpetual, sublicensable, nonexclusive, paid-up, royalty-free license to use any Company Improvements solely for clinical or non-clinical, non-commercial research, testing, educational and patient care purposes. The CHMC Agreement also provides the Company with an option to license any CHMC or jointly patented modification, alteration or improvement of any invention claimed in a Licensed Patent (“CHMC Improvement” and “Joint Improvement, respectively”), with option fee for each Improvement that the Company elects to include in the license grant of the CHMC Agreement.

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

Pursuant to the CHMC Agreement, the Company paid to CHMC a one-time $25,000 initial license fee; thereafter, in fiscal year ended December 31, 2022, the Company paid $200,000 in deferred license fees.

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

Option Agreement between Oxford University Innovation Limited and Blue Water Vaccines Inc.

On December 18, 2018, the Company entered into an option agreement with Oxford University Innovation Limited (“OUI”), pursuant to which the Company paid an option fee of between $25,000, to OUI in exchange for a period of exclusivity, in advance of a fundraising of fifteen million dollars ($15,000,000). Under the option agreement, the Company has the right to exercise the option for the grant of the right to the Company to an exclusive, worldwide license to PCT Patent Application number PCT/GB/2017/052510, any patents granted in response to that application, any corresponding foreign patents and applications deriving priority from that application, and any addition, continuation, continuation-in-part, division, reissue, renewal or extension based thereon, and related know-how and confidential information (the “OUI Technology”).

Exercise of the option by the Company was conditional upon the Company submitting a business plan for the subsequent two years, including a development plan for the OUI Technology and a financial projection, demonstrating the Company’s ability to develop the OUI Technology and evidence of the Company’s solvency and receipt of fifteen million dollars ($15,000,000) in funds for the development of the OUI Technology. The Company has agreed that, as a condition precedent to the license becoming effective, it must provide funding for three years of salary for Dr. Craig Thompson in Oxford’s Department of Zoology of four hundred and twenty thousand pounds (£420,000). No additional funds are required to fulfill the three-year salary commitment, at this time, and none are anticipated prior to the completion of the three year term.

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

The Company is required to pay OUI milestone payments of up to an aggregate of $51.25 million upon the achievement of specified development milestones, of approximately $2.25 million, regulatory milestones, of approximately $9.5 million and commercial milestones, of approximately $39.5 million (excluding any royalty arrangements). An annual maintenance fee, or minimum sum, $10,000 to $20,000 will be required beginning in 2023 through launch, increasing to $250,000, which would be the highest “minimum sum” of royalties in any year prior until expiration or revocation of the last valid claim covering a licensed product, in which case the annual maintenance fee will no longer be required and the “step down” royalty rate will apply.

The Company did not pay a signing fee to OUI and is obligated to pay a 6% royalty on all net sales of licensed products, as defined in the OUI Agreement, as well as royalties of 25% on any sums received by the Company from any sublicensee (including all up-front, milestone and other one-off payments received by the Company from any sub-licenses or other contracts granted by the Company with respect to the licensed technology). After the expiration or revocation of the last Valid Claim (as defined in the OUI Agreement) covering a Licensed Product, a “step down” royalty rate shall apply to such Licensed Technology and no minimum sum will be payable by the Company. If the Company has to pay royalties to a third party to use a proprietary manufacturing process proprietary adjuvants in order to make or have made a Licensed Product, the Company will be able to deduct from all royalty payments, up to a maximum amount of twenty-five percent (25%) of the royalties due to OUI. The OUI Agreement entitles the Company to supply a commercially reasonable quantity (not exceeding 5% of units sold in any quarter) of licensed products for promotional sampling.

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

Pursuant to the terms of the OUI Agreement, the Company entered into a sponsored research agreement (the “OUI SRA”), dated December 18, 2019 with Oxford University for research related to the OUI Agreement for a period of three years for a total of £420,000. The Company prepaid the full amount to Oxford of $554,802 for the services in January 2020. Pursuant to an amendment to the SRA (the “OUI SRA Amendment”), dated May 16, 2022, the term of the research under the SRA was extended for an additional 18 months, culminating on June 18, 2024. The OUI SRA Amendment also requires that the Company provide additional funding in connection with the research in the amount of £53,500.

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

On May 11, 2022, the Company and St. Jude entered into a first amendment to the St. Jude Agreement (the “St. Jude Amendment”). The St. Jude Amendment provides for a revised development milestone timeline and a one-time license fee of $5,000. The St. Jude Amendment also provides for an increase in the aggregate milestone payments that are due upon the achievement of specified developmental milestones, from $1.0 million to $1.9 million; specifically, development milestones of $0.3 million, regulatory milestones of $0.6 million, and commercial milestones of $1.0 million.

The milestones include the following events: (i) complete IND enabling study by 2022; (ii) Initiate animal toxicology study by last half of 2022; (iii) file IND by last half of 2023; (iv) complete Phase I Clinical Trial by last half of 2024; (v) commence Phase II Clinical Trial by 2025; (vi) commence Phase III Clinical Trial by 2027; and, (vii) regulatory approval, U.S. or foreign equivalent by 2032. Upon achievement of certain development and commercialization milestones, the Company is required to make milestone payments to St. Jude between the achievement of certain milestones (commencement of a Phase III clinical trial through first commercial sale). As of the date of this Report, none of these milestones have been achieved.

Additionally, the Company is obligated to make running 5% royalty payments payable, for each licensed product(s) sold by the Company, its affiliates or sublicensees, based on the net sales for the duration of the St. Jude Agreement. Furthermore, the Company is obligated to pay a percentage between 15% of other consideration received for any sublicenses.

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

In addition to the St. Jude Agreement, the Company also entered into a sponsored research agreement (the “St. Jude SRA”) dated May 3, 2021 with St. Jude for research related to the St. Jude Agreement. Pursuant to the St. Jude SRA, the Company is obligated to pay St. Jude an aggregate amount of $73,073 in two parts, Phase I for $57,624 and Phase II for $15,449. This sponsored research project began during the year ended December 31, 2021.

The Company entered into a second sponsored research agreement with St. Jude, dated August 29, 2022, pursuant to which the Company is obligated to pay St. Jude an amount of $75,603 which is due within 30 days of the effective date of the agreement.

Exclusive License Agreement between the University of Texas Health Science Center at San Antonio & Blue Water Vaccines Inc.

On November 18, 2022, the Company entered into a patent and technology license agreement (the “UT Health Agreement”), with the University of Texas Health Science Center at San Antonio (“UT Health”). Under the terms of the UT Health Agreement, the Company holds an exclusive, worldwide license (other than the excluded field of vectors) to certain specified patent rights relating to the development of a live attenuated, oral Chlamydia vaccine candidate, as set forth in the chart below:

U.S. Patent Application No.	U.S. Patent No.	Granted Claim Type	U.S. Expiration	Foreign Counterparts
15/551,829	10,596,247	Compositions and method of treatment	3/24/2040	none

63/424,281	pending	pending**	[11/2/2042]*	none

*	Projected expiration if patent issues: 20 years from earliest non-provisional application filing date.

**	This is a pending application. Claim type will be determined after U.S. prosecution is complete. The claim type sought includes compositions of the compositions and method of treatment.

An initial non-refundable license fee of $100,000 was due upon execution of the UT Health Agreement and subsequent annual license fees of $20,000 per year for each of the four years ending on December 31, 2026; $40,000 per year for each of the two years ending on December 31, 2028, and $60,000 for the year ending December 31, 2029 and each year thereafter. See Note 7 to our financial statements included elsewhere in this Report for information on milestone payments as well as royalty obligations required under the UT Health Agreement. The UT Health Agreement will expire upon the expiration of the last date of expiration or termination of the patent rights, unless terminated earlier. The Company may terminate the UT Health Agreement for convenience, by providing 90 days’ written notice to UT Health. UT Health may terminate the UT Health Agreement in the event the Company (a) becomes arrears in payment due and does not make payment within 30 days after notification from UT Health or (b) is in breach of any non-payment provision and does not cure such breach within 60 days after notification from UT Health or (c) UT Health delivers notice to the Company of three or more actual material breaches of the UT Health Agreement in any 12-month period or (d) in the event the Company or its affiliates initiates any proceeding or action to challenge the validity, enforceability, or scope of any of the licensed patents.

Pursuant to the UT Health Agreement, as disclosed in Note 7 to our financial statements included elsewhere in this Report, the Company is obligated to pay certain milestone and royalty payments in the future, as the related contingent events occur. Specifically, the Company is obligated to pay UT Health a royalty on net sales, being 5% or 3% depending on whether the product is covered by a valid claim or not, as defined in the agreement. The Company is also obligated to pay a 20% royalty on any sums received by the Company from any sublicensee. In addition, the Company is required to pay UT Health milestone payments of up to an aggregate of approximately $2.2 million; specifically, upon the achievement of specified development milestones of approximately $0.7 million and regulatory milestones of approximately $1.5 million.

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

Under the Ology Agreement, we will pay Ology agreed upon fees for Ology’s performance of manufacturing services, and we will reimburse Ology for its out-of-pocket costs associated with purchasing raw materials, plus a customary handling fee. The Company entered into an initial Project Addendum on October 18, 2019 and the Company was required to pay Ology an aggregate of approximately $4 million. Due to unforeseen delays associated with COVID-19, the Company and Ology entered into a letter agreement dated January 9, 2020 to stop work on the project, at which point, the Company had paid Ology $100,000 for services. The second Project Addendum was executed May 21, 2021 and the Company is obligated to pay Ology an aggregate amount of approximately $2.8 million, plus reimbursement for materials and outsourced testing, which will be billed at cost plus 15%.

During 2022, the Company entered into three amendments to the Ology Agreement, to adjust the scope of work defined in the second Project Addendum. The amendments resulted in a net increase to the Company’s obligations under the second Project Addendum of $154,000.

During the years ended December 31, 2022 and 2021, the Company incurred research and development expenses related to the Ology Agreement of approximately $1,329,000 and $328,000, respectively, and had approximately $476,000 and $669,000 recorded as related accounts payable and accrued expenses, respectively, at December 31, 2022, and approximately $164,000 and $115,000 recorded as related accounts payable and accrued expenses, respectively, at December 31, 2021.

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

Employees

As of March 6, 2023, we had 12 employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

Properties and Facilities

We are currently leasing an office located at 201 E Fifth Street, Suite 1900, Cincinnati, OH 45202, which is renewed on a monthly basis. We also lease office space located at 150 Worth Avenue, Palm Beach, FL 33480, which lease expires on April 30, 2023. All of our research and development is performed on the premises of our third-party providers.

Buyback Program

On November 10, 2022, the Company’s Board of Directors approved a share repurchase program to allow for the Company to repurchase up to 5 million shares of common stock, with discretion to management to make purchases subject to market conditions. The maximum purchase price is $2.00 per share and there is no expiration date for this program.

Fundraising Activities

April Private Placement

On April 19, 2022, we consummated the closing of a Private Placement (the “April Private Placement”), in which we received approximately $6.9 million in net cash proceeds, pursuant to the terms and conditions of the Securities Purchase Agreement, dated as of April 13, 2022 (the “April Purchase Agreement”), by and among the Company and certain purchasers named on the signature pages thereto. At the closing of the April Private Placement, the Company issued 590,406 shares of common stock, pre-funded warrants to purchase an aggregate of 590,406 shares of common stock and preferred investment options to purchase up to an aggregate of 1,180,812 shares of common stock. The purchase price of each share and associated preferred investment option was $6.775 and the purchase price of each prefunded warrant and associated preferred investment option was $6.774. The aggregate gross proceeds to the Company from the April Private Placement were approximately $8.0 million, before deducting placement agent fees and other offering expenses. H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent for the April Private Placement.

In connection with the April Private Placement, we entered into a registration rights agreement with the purchasers, dated as of April 13, 2022 (the “April Registration Rights Agreement”), pursuant to which we filed a registration statement covering the resale of registrable securities under the April Registration Rights Agreement, which was declared effective on May 20, 2022.

Upon the occurrence of any Event (as defined in the April Registration Rights Agreement), which, among others, includes the purchasers being prohibited from reselling the securities acquired in the April Private Placement for more than ten (10) consecutive calendar days or more than an aggregate of fifteen (15) calendar days during any 12-month period, we are obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser pursuant to the April Purchase Agreement.

Wainwright served as the exclusive placement agent for the April Private Placement and received a cash fee of 7.5% of the aggregate gross proceeds of the offering and received warrants (the “April Wainwright Warrants”) to purchase up to 70,849 shares of our common stock, which was equivalent to 6.0% of the shares and prefunded warrants sold in the April Private Placement. We also agreed to pay Wainwright a management fee equal to 1.0% of the aggregate gross proceeds from the offering and reimburse certain out-of-pocket expenses up to an aggregate of $85,000. We also agreed, upon any exercise for cash of any preferred investment options, to issue to Wainwright warrants to purchase the number of shares equal to 6.0% of the aggregate number of placement shares underlying the preferred investment options that have been exercised (the “April Contingent Warrants”). The maximum number of April Contingent Warrants issuable under this provision is 70,849.

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

Boustead Settlement

On April 15, 2022, the Company received a demand letter (the “Demand Letter”) from Boustead Securities, LLC (“Boustead”). The Demand Letter alleged that the Company breached its underwriting agreement with Boustead, in connection with the Company’s February 2022 initial public offering. The Demand Letter alleged that, by engaging H.C. Wainwright & Co., LLC as placement agent for the April Private Placement, the Company breached Boustead’s right of first refusal (“ROFR”) to act as placement agent granted to Boustead under the underwriting agreement and, as a result of selling securities in the April Private Placement, breached the Company’s obligation under the underwriting agreement not to offer, sell, issue, agree or contract to sell or issue or grant or modify the terms of any option for the sale of, any securities prior to February 17, 2023 (the “Standstill”).

On October 9, 2022, the Company and Boustead entered into a Settlement Agreement and Release effective as of September 28, 2022, pursuant to which Boustead agreed to waive the ROFR and the Standstill and to release the Company from certain claims with respect to the April Private Placement, the August Private Placement, and all future private, public equity or debt offerings of the Company. As consideration for such waiver, the Company agreed to pay Boustead a cash fee of $1,000,000 plus $50,000 in legal expenses and release Boustead from all claims, subject to certain exceptions. In addition, the Company agreed to issue to Boustead 93,466 shares of restricted common stock in exchange for the cancellation of 111,111 warrants that were issued to Boustead in connection with the initial public offering. Concurrent with the execution of the Settlement Agreement, the Company and Boustead Capital Markets, LLP (“Boustead Capital”) entered into a three-month Advisory Agreement (the “Advisory Agreement”) for which consideration equal to 200,000 shares of restricted common stock, with no vesting provisions, was issued to Boustead Capital upon execution of the Advisory Agreement.

Changes in and Disagreements with Accountants

None.

Corporation Information

We were incorporated in Delaware on October 26, 2018. Our principal executive offices are located at 201 E Fifth Street, Suite 1900, Cincinnati, OH 45202, and our telephone number is (513) 620-4101. Our corporate website address is www.bluewatervaccines.com. The information contained on or accessible through our website is not part of this Annual Report on Form 10-K.

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

Our current vaccine candidate pipeline includes multiple preclinical programs. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives, including with respect to our vaccine candidates. We will need to transition in the future from a company with a research and development focus to a company capable of supporting commercial activities and may not be successful in such a transition.

We have incurred significant net losses since inception, do not generate any revenue, and anticipate that we will continue to incur substantial net losses for the foreseeable future and may never achieve profitability. Our stock is a highly speculative investment.

We are a preclinical stage biotechnology vaccine company that was incorporated in October 2018. Investment in preclinical stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net loss was $13.4 million and $3.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $19.4 million. We also generated negative operating cash flows of $8.7 million for the year ended December 31, 2022.

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

As of December 31, 2022, we had cash of $25.8 million. As of December 31, 2021, we had cash of $1.9 million. On April 19, 2022, we closed the April Private Placement from which we received aggregate net proceeds of approximately $6.9 million, after deducting placement agent fees and other offering expenses. On August 11, 2022, we closed the August Private Placement from which we received approximately $8.7 million in net proceeds, after deducting placement agent fees and other offering expenses. We estimate that, based on our existing cash as of the date of this Report, we will have cash on hand sufficient to fund our operations for at least the 12 months following the date of this Report. We believe that we will need to raise substantial additional capital to fund our continuing operations and the development and commercialization of our current product candidates and future product candidates in the long-term. Our business or operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We expect to finance our subsequent cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned, and this would require additional capital.

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

We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting in our annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited, each of which could harm our business.

As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of approximately $12.5 million and $12.1 million, respectively. Under Sections 382 and 383 of the Internal Revenue Code, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes, such as research tax credits, to offset its post-ownership change income and taxes may be limited. In general, an ownership change will occur when the percentage of the Corporation’s ownership (by value) of one or more “5-percent stockholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such stockholders at any time during the prior three years (calculated on a rolling basis). Similar rules may apply under state tax laws. An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the U.S. Internal Revenue Service (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. In the event that it is determined that we have in the past experienced an ownership change as a result of transactions in our stock, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any limitations on the ability to use our net operating loss carryforwards and other tax assets could harm our business.

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

We may be adversely affected by the ongoing monkeypox outbreak.

The monkeypox outbreak of 2022 has spread to many regions of the world, including the United States. The extent to which the monkeypox outbreak impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge, if the outbreak is ultimately upgraded to a pandemic, and the actions to contain monkeypox or treat its impact, among others. As of August 2022, it is still classified as an outbreak by the World Health Organization, but this may be upgraded to a pandemic in the event of future spread of the disease.

As a result of the continuing spread of monkeypox infections, our business operations could be delayed or interrupted. Currently, we operate virtually, i.e., our program activities are and will continue to be carried out on our behalf, by competent contract research organizations (CROs) with expertise in pre-clinical, clinical and/or chemistry and manufacturing areas. Due to monkeypox, our planned project timelines may be delayed due to reduced availability of human resources or critical supplies needed to carry out such plans. In the event of any future shelter-in-place/stay-at-home orders and other government restrictions, our employees conducting research and development or manufacturing activities at external vendor locations across the globe may not be able to access their laboratory or manufacturing space which may result in our core activities being significantly limited or curtailed, possibly for an extended period of time.

Moreover, our clinical trials may be affected by the monkeypox outbreak. Site initiation, participant recruitment and enrollment, participant dosing, availability and distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the outbreak. If monkeypox continues to spread and regulations are developed and enacted, some participants and clinical investigators may not be able to execute clinical trial protocols per the expected timelines. Further, if the spread of the monkeypox outbreak continues and our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

Infections and deaths related to this outbreak may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review or review by other regulatory agencies and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

The spread of monkeypox, which may cause a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business in the event of continued spread of the virus. While the potential economic impact brought by and the duration may be difficult to assess or predict, it may result in disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of monkeypox could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current outbreak, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

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

As of March 6, 2023, we had 12 employees. We will need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our executive officers are supported by Ali Fattom and Andrew Skibo, who provide valuable technical and strategic capabilities to us. They are not currently required to commit their full time to our affairs. As such, they may allocate their time to other businesses. From time to time, those other commitments may limit the nature of services that Messrs. Fattom and Skibo provide to our Company, for instance, where such activities may involve overlapping industries and products. If these individuals’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time or resources to our affairs, which may have a negative impact on our ability to complete our plan of operations.

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

We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as terrorism and acts of war, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Many of the details regarding the implementation of the ACA are yet to be determined, and at this time, the full effect that the ACA would have on a pharmaceutical manufacturer remains unclear. In particular, there is uncertainty surrounding the applicability of the biosimilars provisions under the ACA. This uncertainty is heightened by President Biden’s January 28, 2021 Executive Order on Strengthening Medicaid and the Affordable Care Act, which indicates that the Biden administration may significantly modify the ACA and potentially revoke any changes implemented by the Trump administration. In August 2022, President Biden signed the Inflation Reduction Act, which extended enhanced subsidies, passed as part of the American Rescue Plan Act in 2021, and prevented insurance companies from imposing significant increases in healthcare premiums for low income exchange customers through 2025. In addition, under this legislation, Medicare will have the ability to negotiate drug prices for a select list of pharmaceuticals in Medicare Part D drugs, with the list of included drugs expected to increase over the coming years and incorporate drugs in Medicare Parts B and D.

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

It is also possible that President Biden will further reform the ACA and other federal programs in a manner that may impact our operations. For example, the Biden administration has indicated that a goal of its administration is to expand and support Medicaid and the ACA and to make high-quality healthcare accessible and affordable. The potential increase in patients covered by government funded insurance may impact our pricing. Further, it is possible that the Biden administration may further increase the scrutiny on drug pricing, including a recent provision of the 2023 Inflation Reduction Act, allowing Medicare to negotiate pharmaceutical prices directly with drug manufacturers.

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

In addition, the stock market in general, and the stock of medical biotechnology companies like ours, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the issuer. For example, on March 15, 2022 and November 9, 2022, the closing price of our common stock on Nasdaq was $67.90 and $0.92, respectively, and daily trading volume on these days was approximately 12,500 and 236,500 shares, respectively. Additionally, our intraday trading prices have experienced extreme fluctuation. On April 7, 2022, the difference between our high and low trading price was $52.10. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, a proportion of our common stock may be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. While the market price of our common stock may respond to developments regarding operating performance and prospects, expansion plans, developments regarding our participation in direct contracting, the impacts of COVID-19, and developments regarding our industry, we believe that the extreme volatility we experienced in recent periods reflects market and trading dynamics unrelated to our underlying business, our actual or expected operating performance, our financial condition, or macro or industry fundamentals, and we do not know if these dynamics will continue or how long they will last . Under these circumstances, we caution you against investing in our common stock, unless you are prepared to incur the risk of losing all or a substantial portion of your investment.

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

As of March 6, 2023, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own or control 10,403,600 shares of our common stock, which in the aggregate represents approximately 65.4% of the outstanding shares of our common stock. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, the approval of any business combination and any other significant corporate transaction. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from yours.

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

If we or our existing stockholders, directors and officers sell, or indicate an intent to sell, substantial amounts of our common stock or securities convertible into our common stock in the public market after contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly and could decline below the initial public offering price. We have outstanding 15,911,868 shares of common stock as of the date hereof, assuming no exercise of outstanding options or warrants, are or will be freely tradable, without restriction, in the public market. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business. We have previously registered 2,600,000 shares of common stock under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and lock-up agreements.

Upon issuance, the 1,470,040 shares subject to outstanding options under our stock option plan and the shares reserved for future issuance under our stock option plan will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We may remain an “emerging growth company” until as late as December 31, 2027 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering, which closed during February 2022), though we may cease to be an “emerging growth company” earlier under certain circumstances, including (1) if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of the following December 31, or (2) if our gross revenue exceeds $1.235 billion in any fiscal year. “Emerging growth companies” may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors could find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. While we currently have certain analyst coverage, if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our stock price could decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price and trading volume to decline.

Our stock repurchase program may adversely affect our liquidity and cause fluctuations in our stock price.

On November 8, 2022, our Board authorized a stock repurchase program pursuant to which the Company may repurchase up to 5 million shares of our common stock, with a maximum price of $1.00 per share, with discretion to management to make purchases subject to market conditions. On November 18, 2022, our Board approved an increase to the maximum price to $2.00 per share.

Potential future stock repurchases under the stock share repurchase program could be funded by operating cash flow or excess cash balances. The maximum number of shares of the Company’s common stock that may yet be repurchased under the share repurchase program is 4.5 million. Repurchases under the stock repurchase program may adversely affect our liquidity, which in turn could impact our profitability, financial condition and results of operations. In addition, repurchases under the stock repurchase program will reduce the number of shares of our common stock available for purchase and sale in the public market, which could affect the market price of our common stock. Furthermore, the Inflation Reduction Act of 2022, which was signed into law in August 2022, imposes a non-deductible 1% excise tax on the fair market value of stock repurchases after December 31, 2022 that exceed $1.0 million in a taxable year, which may impact the tax efficiency of our stock repurchase program.

Failure in, or security breaches or incidents impacting, our information technology or storage systems could significantly disrupt our operations and our research and development efforts.

Our ability to execute our business strategy will depend, in part, on the continued and uninterrupted performance of our information technology, or IT, systems, which support our operations, including at our proposed clinical laboratories, and our research and development efforts. We are dependent on our IT systems for many aspects of our business, including our needs to retain and store our confidential and proprietary business information and to receive and process test orders, securely store patient health records and deliver the results of our tests. The integrity and protection of our own data, and that of our customers and employees, is critical to our business. The regulatory environment governing information, security and privacy and data protection laws is increasingly demanding and continues to evolve. IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, cyberattacks (including ransomware attacks) and other malicious human acts from criminal hackers, hacktivists, state-sponsored intrusions and other attacks, industrial espionage and employee malfeasance, breaches and incidents due to employee error or negligence, and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and other malicious code similar disruptive problems.

High-profile security breaches and incidents at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting businesses such as ours. Cyber-attacks are becoming more sophisticated and frequent, and in some cases have caused significant harm. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclosure information or unwittingly provide access to systems or data. Much of our workforce currently works remotely rather than in our offices, and we may be more susceptible to security breaches and incidents as a result. Our service providers may be more susceptible to security breaches and other security incidents while social distancing measures restrict the ability of their employees to work at offices to combat the COVID-19 pandemic.

We may in the future experience attempted or successful cyber-attacks of our IT systems or networks. To date, we have not experienced any material cyber-attacks. However, any security breach or incident impacting, or interruption could compromise our networks and the information stored therein, including algorithms relating to our products, could be accessed by unauthorized parties, publicly disclosed, lost, inaccessible or unavailable, corrupted, or stolen. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, unauthorized access to our systems, or disruptions or other security breaches impacting our IT systems, and any unauthorized access to, or, loss, inaccessibility, unavailability, corruption, theft or disclosure could also disrupt our operations, including our ability to:

●	process tests, provide test results, bill payors or patients;

●	process claims and appeals;

●	provide customer assistance services;

●	conduct research and development activities;

●	collect, process and prepare company financial information;

●	provide information about our tests and other patient and healthcare provider education and outreach efforts through our website; and

●	and manage the administrative aspects of our business and damage our reputation.

Any such breach, incident, or other compromise of IT systems or data, or the perception that any of these has occurred, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, similar U.S. state data protection regulations, and other regulations, the breach of which could result in claims, complaints, regulatory investigations and other proceedings, and significant fines, penalties, and other liability. We also may be required to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents. Additionally, information obtained by third parties in connection with past or future cyberattacks or other security breaches or incidents could be used in ways that adversely affect our company or our stockholders.

Further, third-party service providers who support our operations, and our independent contractors (including CROs), consultants, collaborators, and service providers also may suffer interruptions and disruptions of systems and other breaches, incidents, or other compromises of or impacting their IT systems or data that they process or maintain for us, which may lead to any of the foregoing. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all cyberattacks or other sources of security breaches or incidents, and we or they may face difficulties or delays in identifying and responding to cyberattacks and data security breaches and incidents. In addition, the interpretation and application of consumer, health related and security, privacy and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux, such as in the area of international transfers of personal data. Complying with these various laws, and satisfying healthcare providers’ and patients’ evolving expectations with respect to data protection, could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

We do not maintain insurance policies for cybersecurity-related matters, data handling or data security liabilities. The successful assertion of one or more large claims against us could have a material adverse effect on our business, including our financial condition, operating results, and reputation

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Our Amended and Restated Certificate of Incorporation authorizes us to issue up to 10 million shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

Environmental, social and governance matters may impact our business and reputation.

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law, and the role of the company’s board of directors in supervising various sustainability issues. In addition to the topics typically considered in such assessments, in the healthcare industry, issues of the public’s ability to access our medicines are of particular importance.

In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We are currently leasing an office located at 201 E Fifth Street, Suite 1900, Cincinnati, OH 45202, which is renewed on a monthly basis. We also lease office space located at 150 Worth Avenue, Palm Beach, FL 33480, which lease expires on April 30, 2023. All of our research and development is performed on the premises of our third-party providers.

Item 3. Legal Proceedings.

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on Nasdaq under the symbol “BWV.”

Holders

As of March 6, 2023, there were approximately 29 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

There are no transactions that have not been previously included in a Current Report on Form 8-K, aside from the following:

As discussed above, on October 9, 2022, the Company and Boustead entered into a Settlement Agreement pursuant to which Boustead agreed to waive certain obligations of the Company under the Underwriting Agreement that was entered into between the two parties in connection with the Company’s IPO in February 2022. Pursuant to this agreement, the Company issued to Boustead 93,466 shares of restricted common stock in exchange for the cancellation of 111,111 warrants issued to Boustead in connection with the IPO. In addition, the Company and Boustead Capital also entered into the Advisory Agreement for which consideration equal to 200,000 shares of restricted common stock, with no vesting provisions, was issued to Boustead Capital upon execution of the Advisory Agreement.

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

Issuer Purchases of Equity Securities

On November 10, 2022, the Company’s Board of Directors approved a share repurchase program to allow for the Company to repurchase up to 5 million shares of common stock, with discretion to management to make purchases subject to market conditions. The maximum purchase price is $2.00 per share and there is no expiration date for this program.

Below is a summary of stock repurchases for the three months ended December 31, 2022. See Note 6 of our Notes to Financial Statements for information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)

Beginning repurchase authority				5,000,000
November 1 – November 30, 2022
Shares repurchased	309,441	$1.26	309,441	4,690,559
December 1 - December 31, 2022
Shares repurchased	150,288	$1.18	150,288	4,540,271
Total	459,729		459,729

(1)	On November 10, 2022, the Board approved a share repurchase program to allow for the Company to repurchase up to 5 million shares of the Company’s common stock at a price of $1.00 per share, with discretion to management to make purchases subject to market conditions. On November 18, 2022 the Board approved an increase in the price to $2.00 per share.

Initial Public Offering

On February 23, 2022, we completed our initial public offering, or IPO, in which we issued and sold 2,222,222 shares of our common stock, at a public offering price of $9.00 per share. We received net proceeds of $17.1 million, after deducting underwriting discounts and commissions and other offering costs. We are using the net proceeds of our IPO to fund our research and development activities, clinical trials and the regulatory review process for our product candidates, and the remainder for working capital and other general corporate purposes.

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

Overview

We are a biotechnology company focused on the research and development of transformational vaccines to prevent infectious diseases worldwide. We hold exclusive, global rights to novel technology licensed from renowned research institutions around the world, including St. Jude Children’s Research Hospital, the University of Oxford, Cincinnati Children’s Hospital Medical Center, and the University of Texas Health at San Antonio. Currently, we are developing novel vaccine candidates against Streptococcus pneumoniae-induced acute otitis media and pneumonia, influenza, norovirus, rotavirus, malaria, monkeypox, and Chlamydia. We believe that our pipeline and vaccine platform are synergistic for developing next generation preventive vaccines to improve both health outcomes and quality of life globally.

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

We have incurred net losses since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. As of December 31, 2022, the Company had working capital of approximately $22.3 million and an accumulated deficit of approximately $19.4 million. We will need to raise additional capital to sustain operations and meet our long-term operating requirements beyond the one-year period following the issuance of the accompanying financial statements.

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

Certain Significant Relationships

We have entered into grant, license and collaboration arrangements with various third parties as summarized below. For further details regarding these and other agreements, see the section titled “Business — Intellectual Property” and Notes 5 and 7 to our financial statements included elsewhere in this Report.

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

The Company entered into an initial Project Addendum on October 18, 2019 and the Company was required to pay Ology an aggregate of approximately $4 million. Due to unforeseen delays associated with COVID-19, the Company and Ology entered into a letter agreement dated January 9, 2020 to stop work on the project, at which point, the Company had paid Ology $100,000 for services. The second Project Addendum was executed May 21, 2021 and the Company is obligated to pay Ology an aggregate amount of approximately $2.8 million, plus reimbursement for materials and outsourced testing, which will be billed at cost plus 15%.

During 2022, the Company entered into three amendments to the Ology Agreement, to adjust the scope of work defined in the second Project Addendum. The amendments resulted in a net increase to the Company’s obligations under the second Project Addendum of $154,000.

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

Under the CHMC Agreement, we agreed to pay CHMC certain license fees, deferred license fees, development milestone fees, and running royalties beginning on the first net sale (among others). For additional details regarding our relationship with CHMC, see the section entitled “Business — Intellectual Property — Exclusive License Agreement with Children’s Hospital Medical Center, d/b/a Cincinnati Children’s Hospital Medical Center” and Notes 5 and 7 to our financial statements included elsewhere in this Report. The CHMC license includes the following patents:

U.S. Patent Application No.	U.S. Patent No.	Granted Claim Type	U.S. Expiration	Foreign Counterparts
12/797,396	8,486,421	Compositions of the vaccine/vaccine platform	1/13/2031	CN107043408B EP2440582B1 JP5894528B2

13/924,906	9,096,644	Method of treatment	9/20/2030	CN107043408B EP2440582B1 JP5894528B2

13/803,057	9,562,077	Compositions of the vaccine platform	4/10/2034	none

16/489,095	pending	pending**	[3/15/2038]*	Pending applications in Canada, China, EU, Hong Kong and Japan

63/149,742 (filed 2/16/2021)	pending	pending**	[February 2042]#	TBD

63/162,369 (filed 3/17/2021)	pending	pending**	[March 2042]#	TBD

*	Projected expiration if patent issues: 20 years from earliest non-provisional application filing date.

#	Non-provisional application not yet filed. Expiration projected 21 years from provisional application filing date. Dependent on timely conversion to non-provisional application and issuance of patent.

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

Under the OUI Agreement, we agreed to fund three years’ worth of salaries for Dr. Craig Thompson in the University’ Department of Zoology through a sponsored research agreement with Oxford University, as well as royalties on all net sales of licensed products, along with certain development and milestone payments (among others). For additional details regarding our relationship with OUI, see the section entitled “Business — Intellectual Property — License Agreement Between Oxford University Innovation Limited and Blue Water Vaccines Inc.” and Notes 5 and 7 to our financial statements included elsewhere in this Report. The OUI license includes:

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

Under the St. Jude Agreement, we agreed to pay an initial license fee, an annual maintenance fee, milestone payments, patent reimbursement, and running royalties based on the net sales of licensed products. On May 11, 2022, the Company and St. Jude entered into a first amendment to the St. Jude Agreement (the “St. Jude Amendment”). The St. Jude Amendment provides for a revised development milestone timeline, a one-time license fee of $5,000, and an increase to the royalty rate from 4% to 5%. The St. Jude Amendment also provides for an increase to the contingent milestone payments, from $1.0 million to $1.9 million in the aggregate; specifically, development milestones of $0.3 million, regulatory milestones of $0.6 million, and commercial milestones of $1.0 million. For additional details regarding our relationship with St. Jude, see the section entitled “Business — Intellectual Property — Exclusive License Agreement between St. Jude Children’s Research Hospital, Inc. & Blue Water Vaccines” and Notes 5 and 7 to our financial statements included elsewhere in this Report. The St. Jude license includes:

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

St. Jude Children’s Sponsored Research Agreement

In addition to the St. Jude Agreement, the Company also entered into a sponsored research agreement dated May 3, 2021 with St. Jude for research related to the St. Jude Agreement (the “St. Jude SRA”). Pursuant to the St. Jude SRA, the Company is obligated to pay St. Jude an aggregate amount of $73,073. This sponsored research project began during 2021.

The Company entered into a second sponsored research agreement with St. Jude, dated August 29, 2022, pursuant to which the Company is obligated to pay St. Jude an amount of $75,603 which is due within 30 days of the effective date of the agreement.

University of Texas Health Science Center at San Antonio

The Company entered into a patent and technology license agreement, dated November 18, 2022, with UT Health. Under the terms of the UT Health Agreement, the Company holds an exclusive, worldwide license (other than the excluded field of vectors) to certain specified patent rights relating to the development of a live attenuated, oral Chlamydia vaccine candidate. An initial non-refundable license fee of $100,000 was due upon execution of the agreement and then subsequent annual license fees of $20,000 per year for each of the four years ending on December 31, 2026; $40,000 per year for each of the two years ending on December 31, 2028, and then $60,000 per year for the year ending December 31, 2029 and each year thereafter. In addition, the Company is obligated to pay certain milestone and royalty payments in the future, as the related contingent events occur. For additional details regarding our relationship with UT Health, see the section entitled “Business — Intellectual Property — Exclusive License Agreement between the University of Texas Health Science Center at San Antonio & Blue Water Vaccines Inc.” and Notes 5 and 7 to our financial statements included elsewhere in this Report. The UT Health license includes:

U.S. Patent Application No.	U.S. Patent No.	Granted Claim Type	U.S. Expiration	Foreign Counterparts
15/551,829	10,596,247	Compositions and method of treatment	3/24/2040	none

63/424,281	pending	pending**	[11/2/2042]*	none

*	Projected expiration if patent issues: 20 years from earliest non-provisional application filing date.

**	This is a pending application. Claim type will be determined after U.S. prosecution is complete. The claim type sought includes compositions of the compositions and method of treatment.

AbVacc Co-Development Agreement

On February 1, 2023, the Company entered into a co-development agreement with AbVacc, Inc., for the purpose of conducting research aimed at co-development of specific vaccine candidates, including monkeypox and Marburg virus disease with the potential to expand to others using the Norovirus nanoparticle platform (“Co-Development Project”), and to govern the sharing of materials and information, as defined in the agreement, for the Co-Development Project. Under the agreement, AbVacc and the Company will collaborate, through a joint development committee, to establish and implement a development plan or statement of work for each Co-Development Project targeted product. Under the co-development agreement, either the Company or AbVacc, whichever party is the primary sponsor of any resulting product (as defined in the agreement), will be obligated to compensate the other party for certain milestone payments that would range between $2.1 million and $4.75 million, plus royalties of between 2% to 4%. The term of the agreement is three years from the effective date, unless previously terminated by either party, in accordance with the agreement.

Butantan Letter of Intent

On May 19, 2022, the Company and Instituto Butantan (“Butantan”) entered into a letter of intent, pursuant to which the Company and Butantan intend to establish a future technological collaboration in order to improve Butantan’s platform and develop the universal influenza vaccine candidate in collaboration with the Company.

COVID-19 Impacts

Our business, results of operations and financial condition have been and may continue to be impacted by the COVID-19 pandemic and could be further impacted by supply chain interruptions, extended “shelter-in-place” orders or advisories, facility closures or other reasons related to the pandemic. As of the date of this Report, the extent to which COVID-19 could materially impact our financial conditions, liquidity or results of operations is uncertain.

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

We anticipate that our general and administrative expenses will continue to increase when compared to historical levels as a result of increased personnel costs, expanded infrastructure and higher consulting, legal and accounting services costs associated with complying with the applicable stock exchange and the SEC requirements, investor relations costs and director and officer insurance premiums associated with being a public company.

Other Income

Other income relates to the change in fair value of the contingent warrant liability, which relates to the contingent warrant liability from the Private Placements.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our statements of operations and comprehensive loss for the periods indicated:

	Year Ended December 31, 2022	Year Ended December 31, 2021	$ Change	% Change
Operating expenses
General and administrative	$9,351,552	$2,092,304	7,259,248	346.9%
Research and development	4,129,688	1,325,030	2,804,658	211.7%
Total operating expenses	13,481,240	3,417,334	10,063,906	294.5%
Loss from operations	(13,481,240)	(3,417,334)	(10,063,906)	294.5%

Other income
Change in fair value of contingent warrant liability	(61,410)	—	(61,410)	*
Total other income	(61,410)	—	(61,410)	*
Net loss	$(13,419,830)	$(3,417,334)	(10,002,496)	292.7%

*	Not meaningful

General and Administrative Expenses

For the year ended December 31, 2022, general and administrative expenses increased by approximately $7.3 million compared to 2021. The increase was mainly due to an increase in employee and director compensation and benefits, including annual bonus compensation and stock-based compensation, of approximately $2.4 million, an increase in professional services, which is comprised primarily of audit, accounting, and legal services, of approximately $1.2 million, increases in various business activities related to company growth and development such as entering into a new lease, patent-related expenses, franchise taxes, travel, and business advisory services totaling approximately $0.9 million, and increases in other business activities related to now being a public company of approximately $1.1 million. In addition, during the year ended December 31, 2022, the Company incurred approximately $1.3 million in expense related to the settlement agreement with Boustead and approximately $0.3 million for a non-recurring termination fee to the Company’s former underwriter, for early termination of the agreement with that underwriter.

Research and Development Expenses

For the year ended December 31, 2022, research and development expenses increased by approximately $2.8 million compared to 2021. The increase was primarily attributable to an increase in employee compensation and benefits, including annual bonus compensation and stock-based compensation, of approximately $1.1 million, an increase in preclinical development activities of approximately $1.5 million mainly related to BWV-201, and an increase in external research and development personnel costs of approximately $0.4 million, offset by a decrease in license fees of approximately $0.3 million, primarily related to the one-time license fees incurred pursuant to the CHMC Agreement during the year ended December 31, 2021.

Other Income

Other income for the year ended December 31, 2022 relates to the change in fair value of the contingent warrant liability, which was incurred at the close of the Private Placements. There was no other income or expense during the year ended December 31, 2021.

Liquidity and Capital Resources

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to research and development, undertaking preclinical studies and enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net loss was $13.4 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $19.4 million. We also generated negative operating cash flows of $8.7 million for the year ended December 31, 2022.

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

The Company believes the existing cash at December 31, 2022, will be sufficient to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates for at least one year after the date that the accompanying financial statements were issued.

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

We estimate that, based on our existing cash as of December 31, 2022, we have cash on hand sufficient to fund our operations for at least the next 12 months. We will need to raise additional capital prior to commencing additional pivotal trials for certain of our vaccine candidates. Until we can generate a sufficient amount of revenue from the commercialization of our vaccine candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The future sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash used in operating activities	$(8,698,860)	$(2,044,235)
Net cash used in investing activities	(9,339)	(1,924)
Net cash provided by (used in) financing activities	32,532,384	(334,188)
Net increase (decrease) in cash	$23,824,185	$(2,380,347)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $8.7 million, which primarily resulted from a net loss of $13.4 million, and was partially offset by noncash stock-based compensation of approximately $2.0 million, the fair value of restricted common stock that was issued of approximately $0.3 million, and a net change in our operating assets and liabilities of $2.5 million.

Net cash used in operating activities for the year ended December 31, 2021 was $2.0 million, which primarily resulted from a net loss of $3.4 million, which was partially offset by a net change in our operating assets and liabilities of $1.2 million and stock-based compensation of $0.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2022 and 2021 was $9,000 and $2,000, respectively, which resulted from purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was approximately $32.5 million, and resulted primarily from the close of our IPO and the Private Placements, which resulted in net proceeds of approximately $33.1 million, offset by approximately $0.6 million in treasury share repurchases. Net cash used in financing activities for the year ended December 31, 2021 was $0.3 million related to payments of deferred offering costs.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, the fair value of common stock, and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Common Stock Fair Value — Due to the absence of an active market for the Company’s common stock prior to the IPO, the fair value of the common stock underlying the Company’s stock options granted prior to the IPO was estimated at each grant date and was determined with the assistance of an independent third-party valuation expert. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment. After the completion of the IPO, the fair value of each share of common stock is based on the closing price of the Company’s common stock as reported by the Nasdaq Capital Market, on the grant date of the award.

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

After the completion of the IPO, the fair value of each share of common stock is based on the closing price of the Company’s common stock on the grant date of the award, as reported by the Nasdaq Capital Market.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-33 comprising a portion of this report, which are incorporated herein by reference.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework).

Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the existence of material weaknesses described below.

A material weakness in internal control is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the audit of our financial statements for the year ended December 31, 2022 and 2021, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. The material weaknesses identified are as follows:

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

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weaknesses are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the material weaknesses, which includes steps to increase dedicated qualified personnel including financial consultants, improve reporting processes, and design and implement new controls. We have also implemented a related party transactions approval policy which our Board of Directors approved on June 24, 2022. Further, we have designed certain controls surrounding the identification, approval and reporting of related party transactions, which we expect to implement in 2023. We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table provides information regarding our executive officers and directors as of March 6, 2023:

Name	Age	Position(s)
Executive Officers and Directors
Joseph Hernandez	50	Chief Executive Officer and Director
Jon Garfield	59	Chief Financial Officer
Erin Henderson	49	Chief Business Officer and Corporate Secretary
Non-Employee Directors
James Sapirstein	61	Director
Vuk Jeremić	47	Director
Simon Tarsh	62	Director
Timothy Ramdeen	31	Director

Executive Officers and Directors

Executive Officers and Directors

Joseph Hernandez

Joseph Hernandez founded Blue Water Vaccines, Inc. in October 2018 and has been the Chief Executive Officer & Executive Chairman of the Company since inception. He has a background in company creation, early stage technology development, as well as private and public market financing. He brings leadership to the team, backed by a strong educational foundation in biology, medicine, molecular genetics, microbiology, epidemiology, marketing, and finance. Over the course of his career, he has founded or led eight entrepreneurial companies in cutting edge areas of healthcare and pharmaceuticals. After years of building his career at Merck & Co. (NYSE:MRK) from December 1998 to January 2001 and Digene from 2005 to 2009 (acquired by Qiagen (NYSE:QGEN)) from 2005 to 2009, Mr. Hernandez founded and became the President and CEO of Innovative Biosensors from 2004 to 2009. Later, Mr. Hernandez served as the Founder and Chairman of Microlin Bio Inc. from August 2013 to January 2017 and as Chairman of the Board of Ember Therapeutics (OTCMKTS:EMBT) from April 2014 to January 2019. He was also the Chairman of Sydys Corporation from May 2016 to January 2019. In 2018, Mr. Hernandez founded Blue Water Vaccines, an early stage biotechnology company focused on manufacturing a universal influenza vaccine in partnership with the University of Oxford in England. Additionally, in January 2020, he founded and in May 2020 sold Noachis Terra, Inc. (acquired by Oragenics (NYSE:OGEN)), a company developing a vaccine for COVID-19. From May 2020 to September 2021, Mr. Hernandez was also the chairman and chief executive officer of Blue Water Acquisition Corp. (“BWAC”), a special purpose acquisition company which completed its initial public offering in December 2020. On September 9, 2021, BWAC consummated a business combination with Clarus Therapeutics Holdings Inc. (OTCPink:CRXT) (“Clarus”). Mr. Hernandez served as a director of the post-combination entity, Clarus, until August 2022. He completed his undergraduate studies in Neuroscience, M.Sc. in Molecular Genetics and Microbiology, M.B.A. all at the University of Florida and is completing his M.Sc. in Chronic Disease Epidemiology and Biostatistics at Yale University.

Jon Garfield

Jon Garfield served as our interim Chief Financial Officer since September 2021 until the consummation of our initial public offering, in February 2022, upon which he became our full-time Chief Financial Officer. Mr. Garfield has over 20 years of financial leadership experience, including with healthcare companies. Mr. Garfield regularly provides consulting services to private equity funds and privately held companies. Mr. Garfield served as the CEO of Unity MSK from February 2021 to January 2023. He has served as a consultant of Bay State Physical Therapy from June 2018 to February 2019 and also as a director beginning in February 2019. From 2016 to 2017, Mr. Garfield was the CFO of Pyramid Healthcare, also a private equity based healthcare company. Prior to Pyramid Healthcare, Mr. Garfield joined Monte Nido as CFO in 2012 until 2016. Before Monte Nido, he served as CFO of Clearant, Inc., a publicly-traded medical device company, and Network IP and Simplified Development, where he oversaw the finance and treasury functions, implemented systems upgrades, and pursued a number of growth initiatives. Mr. Garfield was previously a Co-Founder and Vice President of Acquisitions for Coach USA, a consolidator of ground transportation entities throughout North America, and was heavily involved in over 50 acquisitions and the eventual IPO of the company. Earlier in his career, he held positions with PricewaterhouseCoopers and Arthur Andersen. Mr. Garfield was the Chief Financial Officer of BWAC from December 2020 until it completed a business combination with Clarus in September 2021. Mr. Garfield received a B.B.A. in accounting from the University of Texas.

Erin Henderson

Erin Henderson has been the Chief Business Officer for Blue Water Vaccines, Inc. since September 2020 and has extensive experience in program and project management, business operational management, marketing, fundraising and public-private partnership development and implementation. She joined the company in September 2019. Prior to joining Blue Water Vaccines, since 2010, Ms. Henderson was the Founder and Managing Principal at The Aetos Group, a management consulting company working with public, private, governmental and non-governmental organizations focused on operational efficiency, Lean Six Sigma implementation, revenue development strategy and real estate acquisition strategy. Erin began her career at Lockwood Greene Engineers, followed by The Facility Group. She led local, state and federal governmental relations for the University of West Georgia and was responsible for identifying and securing financial support from both the public and private sector. Erin completed her undergraduate studies in Chemical Engineering from Auburn University. Erin serves on the Board of the Greater Gainesville Chamber of Commerce and the Board of Danscompany of Gainesville.

Significant Employees and Consultants

Dr. Ali Fattom, Ph.D.

Dr. Ali Fattom, Head of Science and Discovery since September 2022, is a vaccinologist and microbiologist with nearly 40 years of experience in vaccine programs ranging from preclinical to late-stage clinical development. Dr. Fattom is an author of over 70 peer-reviewed publications and holds over 20 patents in the field of vaccinology. Currently, since March 2012, Dr. Fattom has been an Adjunct Professor at the University of Michigan and since September 2022, has served as an independent consultant for Blue Water Vaccines, providing expertise to advance BWV’s vaccine pipeline and progress towards clinical development of vaccine candidates. In 2010, Dr. Fattom joined NanoBio Corporation, which was eventually renamed Bluewillow Biologics Inc, and he was ultimately named Chief Scientific Officer, where he led their efforts to develop viral vaccines for various infectious diseases, including HSV, RSV, and influenza. In 1991, he moved to industry and joined Nabi Biopharmaceuticals and ultimately became Vice President for Research and Development in 2007. While at Nabi, he was responsible for advancing vaccine programs from discovery stage to advanced clinical stages, including Staphylococcal pentavalent vaccine and NicVAX, a vaccine to treat nicotine addiction and aid in smoking cessation. During the period of 1982 and 1986 he was an Assistant Professor in microbiology at Beir-Zeit University, West Bank, Palestine. In 1986, he joined the NIH and worked on a conjugate vaccine against bacterial infectious diseases, with a focus on pneumococcal and staphylococcal vaccines, under Dr John Robbins of the Eunice Kennedy Shriver National Institute of Child Health and Human Development. Prior to this, Dr. Fattom spent 5 years at John Robbins lab at the National Institutes of Health (“NIH”) working on polysaccharide conjugate pneumococcal vaccines, providing him with a strong background and expertise in pneumococcal disease

Andrew Skibo, Ph.D.

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

Non-Executive Directors

James Sapirstein, one of our directors since February 2022, has over 35 years of experience leading, founding, growing, and selling healthcare companies, specifically in the pharmaceutical space. Mr. Sapirstein is currently the President, CEO and Chairman of First Wave BioPharma, Inc. (Nasdaq: FWBI), where he has been since October 2019. His career began in sales at Eli Lilly, eventually rising to Director of International Marketing at Bristol Myers Squibb from July 1996 to June 2000, and later led the launch of Viread (tenofovir) at Gilead Sciences, Inc. (Nasdaq: GILD), where he served as Global Marketing Lead from June 2020 to June 2002. From November 2006 to January 2011, he served as founding CEO of Tobira Therapeutics (Nasdaq: TBRA), then a private company, and later acquired by Allergan (NYSE: AGN). Since then, he has served as CEO of Alliqua Biomedical (Nasdaq: ALQA) from September 2012 to February 2014 and CEO of Contravir Pharmaceuticals (Nasdaq: CTRV) from March 2014 to October 2018. He has been part of almost two dozen drug product launches and specifically either led or has been a key member of several HIV product launches into different new classes of therapeutics at the time. Additionally, Mr. Sapirstein has held board positions on ZyVersa Therapeitics, Inc. (Nasdaq: ZVSA) since January 2023 and Enochian Biosciences (Nasdaq: ENOB) since April 2018. He previously served as a director of Marizyme (OTCMKTS:MRZM) (Executive Chairman) from December 2018 to June 2021, Leading Biosciences from 2016 to 2021, BioNJ, an association of biopharma industries in New Jersey, from February 2017 to February 2019, RespireRX (OTCBB:RSPI) from April 2014 to January 2020, NanoViricides Inc. (NYSE: NNVC) from November 2018 to January 2020, and BWAC from December 2020 until its business combination with Clarus in September 2021. He is also a Board Director for BIO, the leading Biopharma Industries Organization promoting public policy and networking in the healthcare space, where he sits on both the Health Section and Emerging Companies Section Governing Boards. Mr. Sapirstein received a B.S. in Pharmacy from Rutgers University and his MBA from Fairleigh Dickinson University. He is well qualified to serve on our Board due to his extensive network from decades in the healthcare industry. Mr. Sapirstein brings to our Board a significant depth of experience in the pharmaceutical and biotechnology industries that will be invaluable to the Company as we continue to develop biotechnology assets.

Simon Tarsh, one of our directors since August 2022, has more than 40 years of financial experience, working in both the UK and the USA. He has recently retired from Deloitte Consulting LLP, where he was a Senior Managing Director in the Finance and Enterprise Performance Practice, where he had served global clients since 2007. He led a growing global practice focused around Operational Transformation, including supporting Carve Out transactions, joint ventures and hybrid structures, both in the US and in international locations, such as India, China, Eastern Europe and Latin America. He supported high growth companies with their finance operations as they globalized, and was able to advise them on their expansion, while balancing growth with appropriate controls. Prior to moving to the United States in 2007, Mr. Tarsh’s consulting career began with PA Consulting Group, London in 1988, where he was elected as a Partner in 1997, and he built ISG’s business process outsourcing advisory practice in Europe between 2001 and 2006. Mr. Tarsh’s early career was in finance, working with Marathon Oil and Dow Chemical, and during this period, he qualified as a Chartered Accountant. Mr. Tarsh received a Bachelor of Science undergraduate degree in Business and Administration from the University of Salford, Manchester, UK in 1981, and an MBA from City University Business School, London, UK in 1988. He is a Fellow of the Chartered Institute of Management Accountants (1984), which is considered as a CPA equivalent. Mr. Tarsh’s deep financial experience at Deloitte Consulting LLP for fifteen years offers valuable insights to our Board, particularly given the enhanced accounting rules and regulations affecting public companies.

Vuk Jeremić, one of our Directors since November 2022, brings decades of experience in operational and strategy advisement on a global scale for both private and public companies. Currently, Mr. Jeremić is the President of the Center for International Relations and Sustainable Development (CIRSD), a global public policy think-tank, and Editor-in-Chief of the quarterly magazine “Horizons – Journal of International Relations and Sustainable Development.” Since 2013, Mr. Jeremić has operated Vuk Jeremić ent Consulting Agency Belgrade, through which he currently serves as a senior advisor to a leading global private equity firm and to one of the largest cryptocurrency exchanges. He also serves on the Advisory Board of the NYSE-listed technology special purpose acquisition company, Adit Edtech Acquisition Corp. (ADEX:U). In addition, he has lectured around the world at major universities, think-tanks, and institutes, as well as published opinion pieces in leading outlets including The New York Times, The Washington Post, The Wall Street Journal, The Financial Times, and Le Monde. Prior to his experience in company advisement, Mr. Jeremić held multiple key positions in global public policy development nationally and internationally. In 2007, he chaired the Council of Europe’s Committee of Ministers and, from 2007 to 2012, he served as Serbia’s Minister of Foreign Affairs. In June 2012, Mr. Jeremić was directly elected by the majority of world’s nations to be the President of the 67th session of the United Nations (UN) General Assembly. During his term in office, he played a leading role in steering the UN towards the establishment of the Sustainable Development Goals (SDGs). Mr. Jeremić was named a Young Global Leader by the World Economic Forum in 2013 and appointed to the Leadership Council of the UN Sustainable Development Solutions Network (UN SDSN) in 2014. Mr. Jeremić served as the President of the Serbian Tennis Federation from 2011 to 2015. Mr. Jeremić holds a bachelor’s degree in Theoretical and Experimental Physics from Cambridge University and a master’s degree in Public Administration in International Development from Harvard University’s John F. Kennedy School of Government. Mr. Jeremić’s impressive resume, operational advisement experience and global public policy development offer a unique prospective to our Board in as we continue to grow the Company and progress our vaccine candidates towards commercialization.

Timothy Ramdeen, one of our directors since January 2023 nearly a decade of experience in private equity and hedge fund investing, capital markets, and company formation. Since June 2022, Mr. Ramdeen has been founder and managing partner of Dharma Capital Advisors, an investment and advisory firm focused on early-stage private and public companies. From March 2021 to March 2022, Mr. Ramdeen was co-founder, chief investment officer, and portfolio manager at Sixth Borough Capital Management, a multi-stage, event-driven hedge fund focused on both private and public equities. Since 2022, Mr. Ramdeen has been the co-founder of Amplexd Therapeutics, which is a women’s health/biotechnology company focused on providing low-cost, effective, safe and accessible treatments for early cervical and HPV-related cancers worldwide. Mr. Ramdeen also serves as a corporate advisor/board member to multiple early-stage companies and investment funds. Previously, Mr. Ramdeen was the fifth hire at Altium Capital Management (“Altium”), a healthcare-focused investment firm, where from July 2019 to March 2021 he served as the sole investment analyst on the private capital markets/special situations desk (privately-negotiated financings, direct investments, event-driven long/short, and private to public investments in micro and small-cap companies). During his tenure at Altium, Mr. Ramdeen was instrumental in co-creating the firm’s SPAC and reverse merger investment efforts and establishing extensive relationships with sell-side constituents, buy-side counterparts, and hundreds of private and publicly traded companies across biotechnology, therapeutics, healthcare services, medical devices and medtech. From 2017 to 2018, Mr. Ramdeen worked for Brio Capital Management, an event-driven hedge fund focused on small and micro cap equities. Mr. Ramdeen received his B.S. in Biology from Temple University, where he conducted scientific research across neurology, oncology, and developmental biology. In addition, Mr. Ramdeen earned his MBA in Finance from NYU Stern School of Business. Mr. Ramdeen brings to our Board extensive experience in capital advisement and company development, specifically within the life science industry and for publicly traded companies.

Board of Directors and Corporate Governance

General

Our business and affairs are organized under the direction of our board of directors (“Board”), which currently consists of five members. Our Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Our directors are divided among the three classes as follows:

●	the Class I directors are Simon Tarsh and Vuk Jeremić, and their terms will expire at our 2023 annual meeting of stockholders;

●	the Class II director is James Sapirstein, and his term will expire at our 2024 annual meeting of stockholders; and

●	the Class III directors are Joseph Hernandez and Timothy Ramdeen, and their terms will expire at our 2025 annual meeting of stockholders.

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws provide that the authorized number of directors may be changed only by resolution of the Board. Our directors hold office until the earlier of their death, resignation, removal or disqualification, or until their successors have been elected and qualified. Our board of directors does not have a formal policy on whether the roles of Chief Executive Officer and Chairman of our Board should be separate. The primary responsibilities of our Board are to provide oversight, strategic guidance, counselling and direction to our management.

We have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape.

Directors and Executive Officers Qualifications

We believe that the collective skills, experiences and qualifications of our directors provide our Board with the expertise and experience necessary to advance the interests of our stockholders. In selecting directors, the Board considers candidates that possess qualifications and expertise that will enhance the composition of the Board. Nominees for director will be selected on the basis of, among other things, leadership experience, knowledge, skills, expertise, integrity, diversity, ability to make independent analytical inquiries, understanding of the Company’s business environment and willingness to devote adequate time and effort to Board responsibilities. The Nominating & Corporate Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business, exhibit commitment to enhancing stockholder value and have sufficient time to carry out their duties and to provide insight and practical wisdom based on their past experience.

Director Independence

The Board has evaluated each of its directors’ independence from the Company based on the definition of “independence” established by Nasdaq and has determined that each of Vuk Jeremić, Simon Tarsh, Timothy Ramdeen and James Sapirstein are independent directors, constituting a majority of the Board. The Board has further determined that each member of our audit committee, compensation committee and nominating and corporate governance committee is “independent” under applicable Nasdaq rules.

The Board has also determined that each member of our audit committee is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

In its evaluation of each director’s or nominee’s independence from the Company, the Board reviewed whether any transactions or relationships currently exist or existed during the past year between each director or nominee and the Company and its subsidiaries, affiliates, equity investors, or independent registered public accounting firm, and whether there were any transactions or relationships between each director or nominee and members of the senior management of the Company or their affiliates.

Committees of the Board

Our Board has established three standing committees — audit, compensation and nominating and corporate governance — each of which operates under a charter that has been adopted by our Board. Copies of each committee’s charter are posted on the Investor Relations section of our website, which is located at https://ir.bluewatervaccines.com/corporate-governance/governance-overview. Each committee has the composition and responsibilities described below. Our Board may from time to time establish other committees.

Audit Committee

Our audit committee (“Audit Committee”) consists of Simon Tarsh, who is the chair of the committee, Timothy Ramdeen and James Sapirstein. Our Board has determined that each of the members of our audit committee satisfies the Nasdaq Marketplace Rules and SEC independence requirements. The functions of this committee include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

●	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

●	reviewing and approving, in accordance with the Company’s policies, any related party transaction as defined by applicable rules and regulations

●	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and

●	reviewing and evaluating on an annual basis the performance of the audit committee, including compliance of the audit committee with its charter.

The Board has determined that Simon Tarsh qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. In making this determination, the Board has considered Mr. Tarsh’s extensive financial experience and business background. Both our independent registered public accounting firm and management periodically meet privately with our Audit Committee.

Compensation Committee

Our compensation committee (“Compensation Committee”) consists of James Sapirstein, who is the chair of the committee, Simon Tarsh, Vuk Jeremić and Timothy Ramdeen. Our board of directors has determined that each of the members of our Compensation Committee is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee (“Nominating Committee”) consists of Timothy Ramdeen, who is the chair of the committee, James Sapirstein, Simon Tarsh and Vuk Jeremić. Our Board has determined that each of the members of this committee satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

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

Board Leadership Structure

Our board of directors is free to select the Chairman of the board of directors and the Chief Executive Officer in a manner that it considers to be in the best interests of our company at the time of selection. Currently, Mr. Joseph Hernandez serves as our Chief Executive Officer and executive chairman. Four of our five members of our board of directors have been deemed to be “independent” by the board of directors, which we believe provides sufficient independent oversight of our management.

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

Scientific Advisory Board

In January 2020, we formally established a Scientific Advisory Board to advise our management regarding our clinical and regulatory development programs and other customary matters. Our scientific advisors are experts in various areas of medicine including theoretical epidemiology, vaccine research and development, and biotechnology. Our Scientific Advisory Board is comprised of the following individuals:

●	Sunetra Gupta, Ph.D. Professor of Theoretical Epidemiology at The University of Oxford, a leading voice in infectious disease globally; and

●	John Rice, Ph.D., Managing Director at CincyTech with more than 30 years of biotechnology advising experience.

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

Meetings Attended by Directors

During the fiscal year ended December 31, 2022, the Board held a total of 10 meetings, our Audit Committee held a total of 6 meetings, our Compensation Committee held a total of 7 meetings and our Nominating Committee held a total of 6 meeting. Each of our incumbent directors attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by the committees of the Board on which such director served during the period in which such director served. Although we do not maintain a formal policy regarding director attendance at the annual meeting of stockholders, director attendance at stockholder meetings is encouraged, and in 2022, all directors and Simon Tarsh, director nominee, attended the 2022 annual meeting of stockholders in person or via teleconference.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, filed electronically with the SEC during the year ended December 31, 2022, the Company believes that all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis during the year ended December 31, 2022, except that James Sapirstein, Jon Garfield, Joseph Hernandez, Erin Henderson, Allan Shaw, Michael Venerable and Kimberly Murphy each filed one late Form 4.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2022 and 2021. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our two additional most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2022 and our one additional most highly compensated executive officer whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph Hernandez	2022	569,138	437,500	696,738	—	—	—	1,703,376
Chief Executive Officer	2021	420,000	210,000	—	—	—	—	630,000

Jon Garfield	2022	369,750	174,000	359,309	—	—	—	903,059
Chief Financial Officer	2021	—	—	—	—	—	—	—

Erin Henderson	2022	296,905	230,000	706,449	—	—	—	1,233,354
Chief Business Officer and Corporate Secretary	2021	120,000	51,173	—	—	—	—	171,173

(1)	This figure represents the aggregate grant date fair value of stock options granted in the fiscal year, computed in accordance with the provisions of FASB ASC 718. Assumptions used in the calculation of these amounts are included in the notes to our financial statements included elsewhere in this Report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

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

Potential Payments Upon Termination or Change-in-Control

See “Employment Agreements of Named Executive Officers” above.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022. Each of the awards set forth in the table below was granted under our 2019 Equity Incentive Plan or our 2022 Equity Incentive Plan.

Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joseph Hernandez	5/4/2022	(1)	200,000	-	6.45	5/4/2032

Jon Garfield	5/4/2022	(2)	23,041	64,832	6.45	5/4/2032
	5/4/2022	(3)	8,209	3,918	6.45	5/4/2032

Erin Henderson	4/2/2020	(4)	4,780	11,496	0.01	3/2/2030
	5/4/2022	(5)	15,693	61,752	6.45	5/4/2032
	5/4/2022	(6)	122,555	0	6.45	5/4/2032

(1)	These options vested and became exercisable as follows (i) 174,972 options vested immediately upon grant; (ii) 4,171 options vested at the end of each calendar month from the date of issuance through September 30, 2022 and (iii) the remaining 4,173 options vested on October 31, 2022.

(2)	These incentive and non-qualified options vest and become exercisable as follows: 23,041 of the options vested on September 15, 2022 and the remainder of the options vest in equal monthly installments commencing on January 15, 2023 through September 15, 2025, subject to continued service through each such vesting date.

(3)	These non-qualified options vest and become exercisable as follows: 1,959 on September 15, 2022, 2,083 on October 15, 2022, 2,083 on November 15, 2022, 2,084 on December 15, 2022, 1,959 on December 15, 2023, and 1,959 on December 15, 2024, subject to continued service through each such vesting date.

(4)	These incentive options vests and become exercisable as follows: 14,267 of the options vested on December 31, 2020, and the remainder vest monthly thereafter in equal monthly installments through December 31, 2023, subject to continued service through each such vesting date.

(5)	These incentive and non-qualified options vest and become exercisable as follows: (i) 15,693 options vested immediately upon grant; (ii) 1,306 options vest at the end of each calendar month from January 1, 2023 through December 31, 2023 and (iii) 1,920 options vest at the end of each calendar month thereafter through December 31, 2025.

(6)	These non-qualified options vest and become exercisable as follows: 112,107 options vested immediately upon grant and 1,306 options vest at the end of each calendar month commencing on May 31, 2022 through December 31, 2022.

Director Compensation

Prior to April 2022, our directors have not received cash compensation for their service except for option grants. However, in April 2022, after a review of non-employee director compensation at comparable companies, the Board approved cash and equity compensation of directors, such that we will pay each of our non-employee directors an annual cash retainer for service on the Board and for service on each committee on which the director is a member. The chair of each committee receive an additional annual retainer for such service. All retainers are payable in arrears in four equal quarterly installments. The retainers paid to non-employee directors for service on the Board and for service on each committee of the Board on which the director is a member are as follows:

Annual Board Service Retainer
All non-employee directors	$45,000
Annual Committee Member Service Retainer
Member of the Audit Committee	$10,000
Member of the Compensation Committee	$7,500
Member of the Nominating and Corporate Governance Committee	$5,000
Annual Committee Chair Service Retainer
(in addition to Committee Member Service Retainer above):
Chair of the Audit Committee	$10,000
Chair of the Compensation Committee	$7,500
Chair of the Nominating and Corporate Governance Committee	$5,000

Additionally, each non-director will receive an annual grant of nonqualified stock options to purchase 0.04% of the shares of Common Stock outstanding as of the date of the Company’s annual meeting, such options vesting monthly over a one-year period and fully vesting upon the director’s death or disability or upon a change of control of the Company.

Our Nominating Committee will continue to review and make recommendations to the Board regarding compensation of directors, including equity-based plans. We will reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings.

Director Compensation Table

The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2022:

	Fees Earned or Paid In Cash		Stock Awards	Option Awards		All Other Compensation		Total
Name	($)		($)	($)(1)		($)		($)
Simon Tarsh	38,750	(2)	—	11,928	(3)	—		50,678
James Sapirstein	65,625	(4)	—	182,318	(5)			247,943
Vuk Jeremić	14,375	(6)	—	3,212	(7)			17,587
Timothy Ramdeen(14)	—		—	—				—
Kimberly Murphy	63,437.50	(8)	—	16,372	(9)			79,809.50
Allan Shaw	67,812.50	(10)	—	16,372	(11)	$38,750	(15)	122,934.50
Michael Venerable	39,375	(12)	—	16,372	(13)			55,747

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

(2)	Represents fees earned by Mr. Tarsh since his addition to the Board on August 22, 2022. Such pro-rated fees consist of $22,500 for serving on the Board, $5,000 for serving on the Audit Committee (and an additional $5,000 for serving as chair of the Audit Committee), $3,750 for serving on the Compensation Committee and $2,500 for serving on the Nominating Committee.

(3)

Mr. Tarsh was granted 4,073 stock options in fiscal year ended December 31, 2022, all of which were outstanding as of December 31, 2022, and of which 1,810 have vested as of such date and the remainder of which will vest in equal monthly installments through May 2023.

(4)	Represents pro-rated fees earned by Mr. Sapirstein, consisting of $39,375 for serving on the Board, $8,750 for serving on the Audit Committee, $6,562.50 for serving on the for serving on the Compensation Committee (and an additional $6,562.50 for serving as chair of the Compensation Committee) and $4,375 for serving on the Nominating Committee.

(5)	Mr. Sapirstein was granted 4,655 ($16,372 fair value) in fiscal year ended December 31, 2022 along with the other directors and 45,372 ($165,946 fair value)) in fiscal year ended December 31, 2022 as a joining bonus equal to the options the other independent directors received pre-IPO. All 50,575 stock options were outstanding as of December 31, 2022. 3,590 of the 4,655 options have vested as December 31, 2022, and the remainder of which will vest in equal monthly installments through March 2023. 9,560 of the 45,372 options have vested as December 31, 2022 and the remainder of which will vest in equal monthly installments through February 2026.

(6)	Represents pro-rated fees earned by Mr. Jeremić since his addition to the Board on November 22, 2022. Such fees consist of $11,250 for serving on the Board, $1,875 for serving on the Compensation Committee and $1,250 for serving on the Nominating Committee.

(7)	Mr. Jeremić was granted 3,610 stock options in fiscal year ended December 31, 2022, all of which were outstanding as of December 31, 2022, and of which 516 have vested as of such date and the remainder of which will vest in equal monthly installments through May 2023.

(8)	Represents pro-rated fees earned by Ms. Murphy, consisting of $39,375 for serving on the Board, $8,750 for serving on the Audit Committee, $6,562.50 for serving on the for serving on the Compensation Committee and $4,375 for serving on the Nominating Committee (and an additional $4,375 for serving as chair of the Nominating Committee). Ms. Murphy resigned from the Board of Directors effective January 13, 2023.

(9)	Ms. Murphy was granted 4,655 stock options in fiscal year ended December 31, 2022. Ms. Murphy had 50,575 outstanding stock options as of December 31, 2022, of which 38,006 have vested as of such date. The vesting of 11,505 options were accelerated as of January 13, 2023 and 1,065 unvested options were terminated on January 13, 2023, Ms. Murphy’s date of resignation from Board.

(10)	Represents pro-rated fees earned by Mr. Shaw, consisting of $39,375 for serving on the Board, $8,750 for serving on the Audit Committee (and an additional $8,750 for serving as chair of the Audit Committee), $6,562.50 for serving on the for serving on the Compensation Committee and $4,375 for serving on the Nominating Committee. Mr. Shaw did not stand for reelection at the Company’s 2022 annual meeting of stockholders and as such ceased to be a director as of August 22, 2022.

(11)	Mr. Shaw was granted 4,655 stock option in fiscal year ended December 31, 2022. Mr. Shaw had no outstanding stock options as of December 31, 2022.

(12)	Represents pro-rated fees earned by Mr. Venerable, consisting of $39,375 for serving on the Board. Mr. Venerable resigned from the Board of Directors effective November 4, 2022.

(13)	Mr. Venerable was granted 4,655 stock options in fiscal year ended December 31, 2022. Mr. Venerable had 2,886 outstanding stock options as of December 31, 2022, of which all were vested as of such date. 1,769 unvested options were terminated on November 4, 2022, the date of Mr. Venerable’s resignation from the Board,

(14)	Mr. Ramdeen joined the Board on January 13, 2023 and as such, did not earn any fees in the fiscal year ended December 31, 2022.

(15)	Represents transitional fees in connection with Mr. Shaw’s departure as a director.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022, regarding our common stock that may be issued under the Company’s 2019 equity incentive plan (the “2019 Plan”) and the Company’s 2022 Equity Incentive Plan (the “2022 Plan”).

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders
2019 Plan (1)	615,188	$0.01	0	(1)(2)
2022 Plan (3)	777,466	$5.91	1,041,894
Total	1,392,654	$3.30	1,041,894

(1)	The 2019 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 1,400,000 shares for issuance under the 2019 Plan.

(2)	Once the 2022 Plan became effective, no further grants were made under the 2019 Plan and all shares that remained available for the issuance of awards under our 2019 Plan as of immediately prior to the time our 2022 Plan became effective were rolled over into the 2022 Plan.

(3)	The 2022 Plan permits grants of equity awards to employees, directors, consultants and other independent contractors. Our board of directors and stockholders have approved a total reserve of 2,600,000 shares for issuance under the 2022 Plan.

2022 Equity Incentive Plan

Our board of directors adopted, and our stockholders approved, our 2022 Plan effective upon the completion of our initial public offering. Our 2022 Plan is a successor to and continuation of our 2019 Plan. Our 2022 Plan became effective on the date of the completion of our initial public offering. Once the 2022 Plan became effective, no further grants will be made under the 2019 Plan.

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

Authorized Shares. Initially, the maximum number of shares of our common stock that may be issued under our 2022 Plan was 1,600,000 shares of our common stock, which is the sum of (i) 200,000 new shares, plus (ii) an additional number of shares not to exceed 1,400,000 (calculated after giving effect to the Pre-IPO Stock Split), consisting of (A) shares that remain available for the issuance of awards under our 2019 Plan as of immediately prior to the time our 2022 Plan becomes effective and (B) shares of our common stock subject to outstanding stock options or other stock awards granted under our 2019 Plan that, on or after the 2022 Plan becomes effective, terminate or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time.

On August 22, 2022, at the Company’s 2022 annual meeting of stockholders, the Company’s stockholders approved an additional 1,000,000 shares of common stock that may be issued under the 2022 Plan.

The number of shares of common stock available for issuance under our 2022 Plan will be reduced by: one share for each share of common stock issued pursuant to a stock option or stock appreciation right with respect to which the exercise or strike price is at least 100% of the Fair Market Value of the Common Stock subject to the stock option or appreciation right on the grant date; and (ii) 1.20 shares for each share of common stock issued pursuant to any restricted stock unit or other “full value award.” The maximum number of shares of our common stock that may be issued on the exercise of ISOs under our 2022 Plan is equal to the number of shares reserved under the 2022 Plan at any time.

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

Authorized Shares. As of March 6, 2023, stock options covering 615,188 shares, each with an exercise price of $0.01 per share were the only outstanding Stock Awards outstanding under our 2019 Plan, and 619,360 shares of our common stock remained available for the future grant of awards under our 2019 Plan, which upon the adoption of the 2022 Plan, became issuable under the 2022 Plan.

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

Applicable percentage ownership is based on 15,911,868 shares of common stock outstanding as of March 6, 2023.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 6, 2023. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

	Shares of Common Stock Owned
Name and Address of Beneficial Owner(1)	Number of Shares		Percentage
Named Executive Officers and Directors
Joseph Hernandez	2,850,351		13.4%
Vuc Jeremić	2,580	(2)	*
Simon Tarsh	3,620	(3)	*
Timothy Ramdeen	1,790	(4)	*
James Sapirstein	18,039	(5)	*
Erin Henderson	176,828	(6)	*
Jon Garfield	39,585	(7)	*
All directors and named executive officers as a group (7 persons)			14.4%
5% Stockholders
Cincinnati Cornerstone Investors BWV I, LLC	2,361,201	(8)	9.9%
CincyTech Fund IV, LLC	844,308	(9)	3.5%
American Financial Group, Inc.	940,762	(10)	5.9%
Sabby Parties	1,210,686	(11)	7.4%

*	Represents beneficial ownership of less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Blue Water Vaccines, 201 E. Fifth Street, Suite 1900, Cincinnati, Ohio 45202.

(2)	Consists of 2,580 shares of common stock underlying options that are currently exercisable within 60 days of March 6, 2023.

(3)	Consists of 3,620 shares of common stock underlying options that are currently exercisable within 60 days of March 6, 2023.

(4)	Consists of 1,790 shares of common stock underlying options that are currently exercisable within 60 days of March 6, 2023.

(5)	Consists of 18,039 shares of common stock underlying options that are currently exercisable within 60 days of March 6, 2023.

(6)	Consists of (i) 24,752 shares of common stock and (ii) 152,076 shares of common stock underlying options that are currently exercisable within 60 days of March 6, 2023.

(7)	Consists of 39,585 shares of common stock underlying options that are currently exercisable within 60 days of March 6, 2023.

(8)	Based on a Schedule 13G/A filed with the SEC on November 21, 2022, consists of 2,361,201 held of record by Cincinnati Cornerstone Investors BWV I. Cincinnati Cornerstone Capital, LLC holds voting and dispositive power with respect to the shares of common stock held by Cincinnati Cornerstone Investors BWV I. The address for these entities is 2900 Reading Rd., Suite 410, Cincinnati, OH 45206.

(9)	Based on a Schedule 13G/A filed with the SEC on November 21, 2022, consists of (i) 806,068 shares of common stock (following the conversion of preferred stock) held of record by CincyTech Fund IV, LLC and (ii) 38,240 shares of common stock underlying options that are currently exercisable within 60 days of March 6, 2023. CincyTech, LLC holds voting and dispositive power with respect to the shares of common stock held by CincyTech Fund IV, LLC. The address for these entities is 2900 Reading Rd., Suite 410, Cincinnati, OH 45206.

(10)	Based on a Schedule 13G/A filed with the SEC on January 31, 2023, filed by American Financial Group, Inc. (“AFG”), with respect to 940,762 shares owned by AFG. The principal business address for AFG is 301 East Fourth Street, Cincinnati, Ohio 45202.

(11)	Based on a Schedule 13G filed with the SEC on January 4, 2023, Sabby Volatility Warrant Master Fund, Ltd., Sabby Management, LLC and Hal Mintz (collectively, the “Sabby Parties”), share dispositive power over 1,210,686 shares: (i) Sabby Volatility Warrant Master Fund, Ltd. beneficially owns 1,210,686 shares and (ii) Sabby Management, LLC and Hal Mintz each beneficially own 1,210,686 shares. Sabby Management, LLC and Hal Mintz do not directly own any shares, but each indirectly owns 1,210,686 shares. Sabby Management, LLC, a Delaware limited liability company, indirectly owns 1,210,686 shares of Common Stock because it serves as the investment manager of Sabby Volatility Warrant Master Fund, Ltd. Mr. Mintz indirectly owns 1,210,686 shares of Common Stock in his capacity as manager of Sabby Management, LLC. The principal business address for the Sabby Parties is 2041 Courtland Avenue, Cincinnati, Ohio 45212.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2021 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of $120,000 of one percent (1%) of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive and Director Compensation.”

Agreement with Blue Water Real Estate Holdings

We leased office space in November 28, 2018 from an affiliate of our chief executive officer, Blue Water Real Estate Holdings, Inc. Rental expense recorded for the year ended December 31, 2021 was approximately $26,000. This lease was terminated on March 31, 2021; however, the Company did not vacate the premises until May 26, 2021. As of the date hereof, we have no outstanding obligations under this agreement.

Consulting Agreement with Joseph Hernandez

On October 22, 2018, we entered into a Consulting Agreement with Joseph Hernandez, the Chief Executive Officer of Blue Water Vaccines Inc. Consulting expense recorded for the year ended December 31, 2021 was $420,000. Pursuant to the Consulting Agreement, Joseph Hernandez provides us with consulting services, and we are required to pay him an aggregate amount of $1.68 million during the term of the agreement, in monthly payments of $35,000. The Consulting Agreement was to be effective through November 1, 2022 and cancellable by either party with 90 days written notice. As of December 31, 2021, we had prepaid $140,000 on this Consulting Agreement. The Consulting Agreement became null and void upon the consummation of our initial public offering.

Lease Agreement

On February 28, 2022, the Company entered into a short-term lease in Palm Beach, Florida with an unrelated party, with a commencement date of May 1, 2022, for approximately $14,000 per month. The lease term ends on April 30, 2023 and is personally guaranteed by Joe Hernandez, the Company’s Chief Executive Officer. During the year ended December 31, 2022, the Company incurred rent expense on this lease of approximately $129,000, and variable lease expense of approximately $12,000.

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

Policies and Procedures for Related Party Transactions

All transactions since our initial public offering between us and our officers, directors or five percent stockholders, and respective affiliates have been and will be on terms no less favorable than could be obtained from unaffiliated third parties and have been and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

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

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

Mayer Hoffman McCann P.C. (“MHM”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending December 31, 2022 and 2021. Substantially all of MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

The table below presents the aggregate fees billed for professional services rendered by MHM for the years ended December 31, 2022 and 2021.

	2022	2021
Audit fees	$562,666	$460,673
Audit-related fees	—	—
Tax fees	9,975	—
All other fees	—	—
Total fees	$572,641	$460,673

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax fees” consist of amounts billed by an associated entity of our independent auditors for services in connection with the preparation of our federal and state tax returns. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories. For the years ended December 31, 2022 and 2021, the audit fees included professional services rendered related to our initial public offering.

Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax, and any other services to be provided by our independent registered public accounting firm. In situations where it is not practicable to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chair of the Audit Committee to grant pre-approval of audit and permissible non-audit services and any associated fees. Any pre-approved decisions by the Chair are required to be reviewed with the Audit Committee at its next scheduled meeting.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blue Water Vaccines Inc. (“Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Mayer Hoffman McCann P.C.

Los Angeles, California

March 8, 2023

BLUE WATER VACCINES INC.
Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$25,752,659	$1,928,474
Prepaid expenses and other current assets	469,232	234,551
Deferred offering costs	—	757,646
Receivable from related parties	35,850	152,524
Total current assets	26,257,741	3,073,195

Prepaid expenses, long-term	38,617	—
Property and equipment, net	14,089	11,502
Total assets	$26,310,447	$3,084,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,499,296	$582,605
Accrued expenses	2,409,128	1,055,515
Contingent warrant liability	14,021	—
Total current liabilities	3,922,445	1,638,120

Total liabilities	3,922,445	1,638,120

Commitments and Contingencies (see Note 7)

Stockholders’ equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at December 31, 2022 and 2021
Series Seed: 0 and 1,150,000 shares designated at December 31, 2022 and 2021, respectively; 0 and 1,146,138 shares issued and outstanding at December 31, 2022 and 2021, respectively; $0 and $15.4 million aggregate liquidation preference at December 31, 2022 and 2021, respectively	—	11
Common stock, $0.00001 par value, 250,000,000 shares authorized at December 31, 2022 and 2021; 15,724,957 and 3,200,000 shares issued at December 31, 2022 and 2021, respectively; 15,265,228 and 3,200,000 shares outstanding at December 31, 2022 and 2021, respectively	157	32
Additional paid-in-capital	42,331,155	7,403,204
Treasury stock, at cost; 459,729 and 0 shares of common stock at December 31, 2022 and 2021, respectively	(566,810)	—
Accumulated deficit	(19,376,500)	(5,956,670)
Total stockholders’ equity	22,388,002	1,446,577
Total liabilities and stockholders’ equity	$26,310,447	$3,084,697

The accompanying notes are an integral part of these financial statements.

BLUE WATER VACCINES INC.
Statements of Operations

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating expenses
General and administrative	$9,351,552	$2,092,304
Research and development	4,129,688	1,325,030
Total operating expenses	13,481,240	3,417,334
Loss from operations	(13,481,240)	(3,417,334)

Other income
Change in fair value of contingent warrant liability	(61,410)	—
Total other income	(61,410)	—
Net loss	$(13,419,830)	$(3,417,334)
Cumulative preferred stock dividends	96,359	627,391
Net loss applicable to common stockholders	$(13,516,189)	$(4,044,725)

Net loss per share attributable to common stockholders, basic and diluted	$(1.10)	$(1.26)

Weighted average number of common shares outstanding, basic and diluted	12,271,449	3,200,000

The accompanying notes are an integral part of these financial statements.

BLUE WATER VACCINES INC.
Statements of Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2020	1,146,138	$11	3,200,000	$32	$7,273,063	—	$—	$(2,539,336)	$4,733,770
Stock-based compensation	—	—	—	—	130,141	—		—	130,141
Net loss	—	—	—	—	—	—	—	(3,417,334)	(3,417,334)
Balance at December 31, 2021	1,146,138	$11	3,200,000	$32	$7,403,204	—	$—	$(5,956,670)	$1,446,577
Issuance of common stock in initial public offering, net of $2.9 million of offering costs	—	—	2,222,222	22	17,138,818	—	—	—	17,138,840
Conversion of convertible preferred stock to common stock upon initial public offering	(1,146,138)	(11)	5,626,365	56	(45)	—	—	—	—
Issuance of common stock and warrants in April private placement, net of $1.1 million of offering costs	—	—	590,406	6	6,858,322	—	—	—	6,858,328
Issuance of common stock and warrants in August private placement, net of $2.2 million of offering costs	—	—	1,350,000	14	8,689,302	—	—	—	8,689,316
Exercise of stock options	—	—	165,452	2	1,653	—	—	—	1,655
Exercise of pre-funded warrants	—	—	2,277,046	22	1,414	—	—	—	1,436
Issuance of restricted common stock	—	—	293,466	3	263,921	—	—	—	263,924
Stock-based compensation	—	—	—	—	1,974,566	—	—	—	1,974,566
Purchase of treasury shares	—	—	—	—	—	(459,729)	(566,810)		(566,810)
Net loss	—	—	—	—	—	—	—	(13,419,830)	(13,419,830)
Balance at December 31, 2022	—	$—	15,724,957	$157	$42,331,155	(459,729)	$(566,810)	$(19,376,500)	$22,388,002

The accompanying notes are an integral part of these financial statements.

BLUE WATER VACCINES INC.
Statements of Cash Flows

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash flows from operating activities
Net loss	$(13,419,830)	$(3,417,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,974,566	130,141
Issuance of restricted common stock	263,924	—
Change in fair value of contingent warrant liability	(61,410)	—
Depreciation expense	6,752	4,890
Write off of receivable from related party	—	22,242
Loss on disposal of property and equipment	—	1,199
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(234,681)	8,302
Receivable from related parties	(23,326)	(114,961)
Prepaid expenses, long-term	(38,617)	184,934
Accounts payable	1,093,913	336,715
Accrued expenses	1,739,849	809,279
Deferred rent	—	(9,642)
Net cash used in operating activities	(8,698,860)	(2,044,235)

Cash flows from investing activities
Purchase of property and equipment	(9,339)	(1,924)
Net cash used in investing activities	(9,339)	(1,924)

Cash flows from financing activities
Payment of deferred offering costs	—	(334,188)
Proceeds from issuance of common stock in initial public offering, net of underwriting discount	18,400,000	—
Payments of initial public offering costs	(926,972)	—
Proceeds from issuance of common stock and warrants in private placements, net of placement agent discount	16,468,123	—
Payments of private placement issuance costs	(845,048)	—
Purchase of treasury shares	(566,810)	—
Proceeds from exercise of stock options	1,655	—
Proceeds from exercise of pre-funded warrants	1,436	—
Net cash provided by (used in) financing activities	32,532,384	(334,188)
Net increase (decrease) in cash	23,824,185	(2,380,347)
Cash, beginning of period	1,928,474	4,308,821
Cash, end of period	$25,752,659	$1,928,474

Noncash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$423,458
Conversion of convertible preferred stock to common stock upon initial public offering	$45	$—
Recognition of contingent warrant liability upon issuance of common stock in private placements	$75,431	$—
Incremental fair value of preferred investment options exchanged in connection with August private placement	$860,204	$—
Payment of accrued bonus through related party receivable	$140,000	$—
Exercise of pre-funded warrants	$6	$—

The accompanying notes are an integral part of these financial statements.

BLUE WATER VACCINES INC.
Notes to Financial Statements

Note 1 — Organization and Basis of Presentation

Organization and Nature of Operations

Blue Water Vaccines Inc. (the “Company”) was formed on October 26, 2018, to focus on the research and development of transformational vaccines to prevent infectious diseases worldwide. The Company’s lead vaccine candidate, BWV-201, is a live attenuated, intranasally delivered, serotype independent Streptococcus pneumoniae vaccine targeting S. pneumo-induced acute otitis media and pneumococcal pneumonia. BWV’s influenza vaccine candidates, BWV-101 and BWV-102, are being investigated as a universal influenza vaccine with the potential to protect against all influenza strains and a pre-pandemic H1 influenza vaccine, respectively. In addition to exploratory analysis for applications in flu vaccines, the Company’s virus-like particle platform is being utilized to investigate and develop vaccine candidates against norovirus, rotavirus, malaria, monkeypox, and Marburg virus disease. Finally, the Company is developing a live attenuated, orally delivered Chlamydia vaccine. All of the Company’s vaccine candidates are in the pre-clinical developmental stage.

Stock Split

On November 24, 2021, the Company effected a 4-for-1 (4:1) stock split (the “Stock Split”) of the Company’s common stock without any change to its par value, which became effective on November 24, 2021. All references to share and per share amounts for all periods presented in these financial statements have been retrospectively restated to reflect the Stock Split and proportional adjustment of the preferred stock conversion ratio.

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

Note 2 — Liquidity and Financial Condition

The Company’s operating activities to date have been devoted to seeking licenses and engaging in research and development activities. The Company’s product candidates currently under development will require significant additional research and development efforts prior to commercialization. The Company has financed its operations since inception primarily using proceeds received from seed investors, and proceeds received from its IPO and two private placement issuances (the “Private Placements”). During 2022, the Company completed its IPO and the Private Placements in which the Company received an aggregate of approximately $33.1 million in net cash proceeds, after deducting placement agent fees and other offering expenses, see Note 6.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of December 31, 2022, the Company had cash of approximately $25.8 million, working capital of approximately $22.3 million and an accumulated deficit of approximately $19.4 million.

The Company believes the existing cash at December 31, 2022 will be sufficient to continue operations, satisfy its obligations and fund the future expenditures that will be required to conduct the clinical and regulatory work to develop its product candidates for at least one year following the date that these financial statements were issued.

The Company will require significant additional capital to make the investments it needs to execute its long-term business plan. The Company expects a significant increase in cash outflows as compared to its historical spend for its planned pre-clinical development and clinical trial activities, and as such, it will need to raise additional capital to sustain operations and meet its long-term operating requirements beyond the one-year period following the date that these financial statements were issued. The Company expects to seek additional funding through additional debt or equity financings; however, there are currently no commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials and development of products and take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations in the long-term.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 3 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s financial statements relate to the valuation of common stock (for transactions incurred prior to the consummation of the IPO), stock-based compensation, accrued research and development expenses and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Financial instruments, including cash, prepaid expenses, deferred offering costs, receivables from related party, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. As of December 31, 2022, the contingent warrant liability that became issuable upon the closing of the Private Placements is valued on a recurring basis utilizing a Monte Carlo simulation which includes Level 3 inputs. See Note 6. As of December 31, 2022 and 2021, none of the Company’s non-financial assets or liabilities were recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following assumptions were used for the valuation of the contingent warrant liability upon the various commitment dates, as discussed in Note 6, and at December 31, 2022:

	April 19, 2022	August 11, 2022	December 31, 2022
Exercise price	$8.46875	$3.3938	$3.3938
Term (years)	4.00	5.00	4.61
Expected stock price volatility	117.0%	127.8%	120.8%
Risk-free rate of interest	2.86%	2.98%	4.03%

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$14,021	—	—	$14,021

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent warrant liability using unobservable Level 3 inputs for the year ended December 31, 2022:

Contingent Warrant Liability
Balance at December 31, 2021	$—
Fair value at issuance	75,431
Change in fair value	(61,410)
Balance at December 31, 2022	$14,021

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. As of December 31, 2022, all previously deferred offering costs related to the IPO, totaling approximately $0.8 million, and of which $0.3 million were paid during 2021, were netted against the proceeds received upon the closing of the IPO, which occurred on February 23, 2022.

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

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 730-10-25-1, Research and Development, costs incurred in obtaining licenses and patent rights are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. The licenses purchased by the Company (see Note 5) require substantial completion of research and development, regulatory and marketing approval efforts to reach commercial feasibility and have no alternative future use. Accordingly, the total purchase price for the licenses acquired is reflected as research and development on the Company’s statements of operations.

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

Common Stock Fair Value — Due to the absence of an active market for the Company’s common stock prior to the IPO, the fair value of the common stock underlying the Company’s stock options granted prior to the IPO was estimated at each grant date and was determined with the assistance of an independent third-party valuation expert. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of significant levels of management judgment. After the completion of the IPO, the fair value of each share of common stock is based on the closing price of the Company’s common stock, as reported by the Nasdaq Capital Market, on the grant date of the award.

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

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

Fair Value of Common Stock

In order to determine the fair value of shares of common stock of the Company when issuing stock options prior to the IPO, the Company’s board of directors considered with input from third party valuations, among other things, contemporaneous valuations of the Company’s common stock. Given the absence of a public trading market of the Company’s capital stock prior to the IPO, the Company’s board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of the Company common stock, including:

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

After the completion of the IPO, the fair value of each share of common stock is based on the closing price of the Company’s common stock on the grant date of the award, as reported by the Nasdaq Capital Market.

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

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Distinguishing Liabilities from Equity, (“ASC 480-10”), and then in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 480-10, warrants are considered liability-classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing a variable number of shares.

If the warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income (expense), net in the statements of operations. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. As of December 31, 2022, all of the Company’s outstanding warrants are equity-classified warrants, except for the contingent warrants that became issuable upon the close of the Private Placements. See Note 6.

Treasury Stock

The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock.

Net Loss Per Share

Basic loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period, including pre-funded warrants because their exercise requires only nominal consideration for delivery of shares. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the Company’s preferred stock, warrants, and options. Diluted loss per share excludes the shares issuable upon the conversion of preferred stock, as well as common stock options and warrants, from the calculation of net loss per share if their effect would be anti-dilutive.

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

The following securities were excluded from the computation of diluted shares outstanding for the periods presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	Years Ended December 31,
	2022	2021
Options to purchase shares of common stock	1,392,654	780,640
Warrants	5,264,274	—
Series Seed Preferred Stock	—	4,584,552
Total	6,656,928	5,365,192

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for public business entities except for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method, and the adoption of the ASU did not impact the Company’s financial position, results of operations, cash flows or net loss per share.

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

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. This guidance is effective for public business entities beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2022-03 effective July 1, 2022, and the adoption of the ASU did not impact the Company’s financial position, results of operations, cash flows, or net loss per share.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 — Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2022 and 2021:

	As of December 31, 2022	As of December 31, 2021
Prepaid research and development	$231,981	$203,910
Prepaid insurance	148,789	4,842
Prepaid other	88,462	25,799
Total	$469,232	$234,551

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 4 — Balance Sheet Details (cont.)

Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2022 and 2021:

	As of December 31, 2022	As of December 31, 2021
Accrued license fees	$15,000	$225,000
Accrued research and development	847,747	300,182
Accrued deferred offering costs	125,000	246,236
Accrued compensation	1,132,859	234,265
Accrued franchise taxes	177,600	—
Accrued director fees	38,750	—
Accrued other	72,172	49,832
Total	$2,409,128	$1,055,515

Note 5 — Significant Agreements

Oxford University Innovation Limited

In December 2018, the Company entered into an option agreement with Oxford University Innovation (“OUI”), which was a precursor to a license agreement (the “OUI Agreement”), dated July 16, 2019. Under the terms of the OUI Agreement, the Company holds an exclusive, worldwide license to certain specified patent rights and biological materials relating to the use of epitopes of limited variability and virus-like particle products and practice processes that are covered by the licensed patent rights and biological materials for the purpose of developing and commercializing a vaccine product candidate for influenza. The Company is obligated to use its best efforts to develop and market Licensed Products, as defined in the OUI Agreement, in accordance with its development plan, report to OUI on progress, achieve the following milestones and must pay OUI nonrefundable milestone fees when it achieves them: initiation of first Phase I study; initiation of first Phase II study; initiation of first Phase III/pivotal registration studies; first submission of application for regulatory approval (BLA/NDA); marketing authorization in the United States; marketing authorization in any EU country; marketing authorization in Japan; first marketing authorization in any other country; first commercial sale in Japan; first commercial sale in any ROW country; first year that annual sales equal or exceed certain thresholds. See Note 7 for additional information on the milestone payments as well as royalty obligations required under the OUI Agreement. The OUI Agreement will expire upon ten (10) years from the expiration of the last patent contained in the licensed patent rights, unless terminated earlier. During the year ended December 31, 2021, the U.S. Patent related to immunogenic composition was issued to OUI. This patent expires in August 2037. No additional patents have been issued as of December 31, 2022. Either party may terminate the OUI Agreement for an uncured material breach. The Company was able to terminate the OUI Agreement for any reason at any time upon six months’ written notice until July 16, 2022, which was the third anniversary of the OUI Agreement. OUI may terminate immediately if the Company has a petition presented for its winding-up or passes a resolution for winding up other than for a bona fide amalgamation or reconstruction or compounds with its creditors or has a receiver or administrator appointed. OUI may also terminate if the Company opposes or challenges the validity of any of the patents or applications in the Licensed Technology, as defined in the OUI Agreement; raises the claim that the know-how of the Licensed Technology is not necessary to develop and market Licensed Products; or in OUI’s reasonable opinion, is taking inadequate or insufficient steps to develop or market Licensed Products and does not take any further steps that OUI requests by written notice within a reasonable time.

For the years ended December 31, 2022 and 2021, the Company did not incur any licensing fee payments for intellectual property licenses. See Note 7.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 5 — Significant Agreements (cont.)

St. Jude Children’s Hospital

The Company entered into a license agreement (the “St. Jude Agreement”), dated January 27, 2020, with St. Jude Children’s Research Hospital (“St. Jude”). Under the terms of the St. Jude Agreement, the Company holds an exclusive, worldwide license to certain specified patent rights and biological materials relating to the use of live attenuated streptococcus pneumoniae and practice processes that are covered by the licensed patent rights and biological materials for the purpose of developing and commercializing a vaccine product candidate for streptococcus pneumoniae. The St. Jude Agreement will expire upon the expiration of the last valid claim contained in the licensed patent rights, unless terminated earlier. The Company is obligated to use commercially reasonable efforts to develop and commercialize the licensed product(s). The milestones include the following events: (i) complete IND enabling study; (ii) initiate animal toxicology study; (iii) file IND; (iv) complete Phase I Clinical Trial; (v) commence Phase II Clinical Trial; (vi) commence Phase III Clinical Trial; and (vii) regulatory approval, U.S. or foreign equivalent. If the Company fails to achieve the development milestones contained in the St. Jude Agreement, and if the Company and St. Jude fail to agree upon a mutually satisfactory revised timeline, St. Jude will have the right to terminate the St. Jude Agreement. Either party may terminate the St. Jude Agreement in the event the other party (a) files or has filed against it a petition under the Bankruptcy Act (among other things) or (b) fails to perform or otherwise breaches its obligations under the St. Jude Agreement, and has not cured such failure or breach within sixty (60) days. The Company may terminate for any reason on thirty (30) days written notice. On May 11, 2022, the Company entered into an amendment to the St. Jude Agreement, whereby the royalty terms, milestone payments and licensing fees were amended, and a revised development milestone timeline was agreed to. See Note 7 for more information on this amendment.

For the years ended December 31, 2022 and 2021, the Company recognized $15,000 and $11,000, respectively, for intellectual property licenses, which is recorded as research and development expenses. See Note 7 for additional information on the milestone payments as well as royalty obligations required under the St. Jude Agreement.

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

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 5 — Significant Agreements (cont.)

For the years ended December 31, 2022 and 2021, the Company recognized an aggregate of approximately $38,000 and $402,000, respectively, for intellectual property licenses and patent reimbursements, which are recorded as research and development expenses and included in accounts payable as of December 31, 2022 and accrued expenses as of December 31, 2021. See Note 7.

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

The Company has entered into two Project Addendums as of December 31, 2022. The initial Project Addendum was executed on October 18, 2019 and the Company was required to pay Ology an aggregate of approximately $4 million. Due to unforeseen delays associated with COVID-19, the Company and Ology entered into a letter agreement dated January 9, 2020 to stop work on the project, at which point the Company had paid Ology $100,000 for services to be provided. The second Project Addendum was executed on May 21, 2021 and the Company is obligated to pay Ology an aggregate amount of approximately $2.8 million, plus reimbursement for materials and outsourced testing, which will be billed at cost plus 15%.

During 2022, the Company entered into three amendments to the Ology MSA, to adjust the scope of work defined in the second Project Addendum. The amendments resulted in a net increase to the Company’s obligations under the second Project Addendum of $154,000.

During the years ended December 31, 2022 and 2021, the Company incurred related research and development expenses of approximately $1,329,000 and $328,000, respectively, and had approximately $476,000 and $669,000 recorded as related accounts payable and accrued expenses, respectively, at December 31, 2022, and approximately $164,000 and $115,000 recorded as related accounts payable and accrued expenses, respectively, at December 31, 2021.

University of Texas Health Science Center at San Antonio

The Company entered into a patent and technology license agreement (the “UT Health Agreement”), dated November 18, 2022, with the University of Texas Health Science Center at San Antonio (“UT Health”). Under the terms of the UT Health Agreement, the Company holds an exclusive, worldwide license (other than the excluded field of vectors, as defined in the UT Health Agreement) to certain specified patent rights relating to the development of a live attenuated, oral Chlamydia vaccine candidate. An initial non-refundable license fee of $100,000 was due upon execution of the agreement and subsequent annual license fees of $20,000 per year for each of the four years ending on December 31, 2026; $40,000 per year for each of the two years ending on December 31, 2028, and $60,000 per year for the year ending December 31, 2029 and each year thereafter until expiration or termination of the UT Health agreement. See Note 7 for information on milestone payments as well as royalty obligations required under the UT Health Agreement. The UT Health Agreement will expire upon the expiration of the last date of expiration or termination of the patent rights, unless terminated earlier. The Company may terminate the UT Health Agreement for convenience, by providing 90 days’ written notice to UT Health. UT Health may terminate the UT Health Agreement in the event the Company (a) becomes arrears in payment due and does not make payment within 30 days after notification from UT Health or (b) is in breach of any non-payment provision and does not cure such breach within 60 days after notification from UT Health or (c) UT Health delivers notice to the Company of three or more actual material breaches of the UT Health Agreement in any 12-month period or (d) in the event the Company or its affiliates initiates any proceeding or action to challenge the validity, enforceability, or scope of any of the licensed patents.

For the year ended December 31, 2022, the Company recognized an aggregate of $100,000 for intellectual property licenses, which are recorded as research and development expenses and included in accounts payable as of December 31, 2022.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity

Authorized Capital

On February 23, 2022, in connection with the closing of the IPO, the Company filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation (the “A&R COI”), which became effective immediately. There was no change to the Company’s authorized shares of common stock and preferred stock of 250,000,000 shares and 10,000,000 shares, respectively, or the par value, which is $0.00001 for both common and preferred stock. Prior to this amendment, the Company had designated 1,150,000 shares of preferred stock, with par value $0.00001 per share. In addition, on February 23, 2022 and in connection with the closing of the IPO, the Company’s board of directors adopted Amended and Restated Bylaws.

Common Stock

As of December 31, 2022 and 2021, there were 15,724,957 and 3,200,000 shares of common stock issued, respectively, and 15,265,228 and 3,200,000 shares of common stock outstanding, respectively.

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

On February 17, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC, acting as representative of the underwriters (“Boustead”), in relation to the Company’s IPO, pursuant to which the Company agreed to sell to the underwriters an aggregate of 2,222,222 shares of the Company’s common stock, at a price of $9.00 per share. The IPO closed on February 23, 2022, and resulted in net proceeds to the Company, after deducting the 8% underwriting discount, and other offering costs, of approximately $17.1 million. Pursuant to the Underwriting Agreement, the Company issued to Boustead warrants to purchase 111,111 shares of common stock, exercisable for five years at the option of the holder, at a per share exercise price equal to $10.35.

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

During October 2022, in connection with a settlement agreement that was entered into with Boustead, these warrants were exchanged for 93,466 shares of restricted common stock (“the Warrant Exchange”). See Note 7. The Warrant Exchange was accounted for as a modification of the warrant, with an incremental fair value of approximately $10,000, which was recorded as general and administrative expense in the accompanying statements of operations. In addition, 200,000 restricted shares of common stock were issued to Boustead upon execution of an advisory agreement, which was entered into concurrent with the settlement agreement. The fair value of the restricted shares of common stock, which had no vesting provisions, was valued at $254,000, and was recorded as general and administrative expense in the accompanying statements of operations. See Note 7.

The restricted shares of common stock issued under the settlement and advisory agreements was valued based on the closing trading price on the date the agreements were executed, adjusted to reflect the effect of the restriction on the sale of the common stock. The value of the restriction was measured using the Black-Scholes model to measure the discount for lack of marketability, using the following assumptions: expected term of 0.5 years, expected volatility of 96.36%, risk-free interest rate of 4.09% and dividend yield of 0.0%.

Treasury Stock

On November 10, 2022, the board of directors approved a stock repurchase program (the “Repurchase Program”) to allow the Company to repurchase up to 5 million shares of common stock with a maximum price of $1.00 per share, with discretion to management to make purchases subject to market conditions. On November 18, 2022, the board of directors approved an increase to the maximum price to $2.00 per share. There is no expiration date for this program.

During 2022, the Company repurchased 459,729 shares of common stock at an average price of $1.23 per share, for approximately $0.6 million. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. As of December 31, 2022, there are approximately 4.5 million shares remaining, that can be repurchased under the Repurchase Program.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity (cont.)

Private Investments in Public Equity

April Private Placement

On April 19, 2022, the Company consummated the closing of a private placement (the “April Private Placement”), pursuant to the terms and conditions of a securities purchase agreement, dated as of April 13, 2022. At the closing of the April Private Placement, the Company issued 590,406 shares of common stock, pre-funded warrants to purchase an aggregate of 590,406 shares of common stock and preferred investment options to purchase up to an aggregate of 1,180,812 shares of common stock. The purchase price of each share of common stock together with the associated preferred investment option was $6.775, and the purchase price of each pre-funded warrant together with the associated preferred investment option was $6.774. The aggregate net cash proceeds to the Company from the April Private Placement were approximately $6.9 million, after deducting placement agent fees and other offering expenses. The pre-funded warrants had an exercise price of $0.001 per share, were exercisable on or after April 19, 2022, and were exercisable until the pre-funded warrants were exercised in full. The pre-funded warrants were exercised in full on May 24, 2022, and as such the Company issued 590,406 shares of common stock on that date. The preferred investment options were exercisable at any time on or after April 19, 2022 through April 20, 2026, at an exercise price of $6.65 per share, subject to certain adjustments as set forth in the agreement.

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

In connection with the April Private Placement, the Company entered into a Registration Rights Agreement with the purchasers, dated as of April 13, 2022 (the “April Registration Rights Agreement”). The April Registration Rights Agreement provides that the Company shall file a registration statement covering the resale of all of the registrable securities (as defined in the April Registration Rights Agreement) with the Securities and Exchange Commission (the “SEC”) no later than the 20th calendar day following the date of the April Registration Rights Agreement and have the registration statement declared effective by the SEC as promptly as possible after the filing thereof, but in any event no later than the 45th calendar day following April 13, 2022 or, in the event of a full review by the SEC, the 75th day following April 13, 2022. The registration statement on Form S-1 required under the April Registration Rights Agreement was filed with the SEC on May 3, 2022, and became effective on May 20, 2022.

Upon the occurrence of any Event (as defined in the April Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the April Private Placement. As of December 31, 2022, the Company determined that the likelihood of the Company incurring liquidated damages pursuant to the April Registration Rights Agreement is remote, and as such, no accrual of these payments is required as of December 31, 2022.

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

The Company evaluated the terms of the April Contingent Warrants and determined that they should be classified as a liability based upon accounting guidance provided in ASC 815-40. Since the April Contingent Warrants are a form of compensation to Wainwright, the Company recorded the value of the liability of approximately $36,000, as a reduction of additional paid in capital, with subsequent changes in the value of the liability recorded in other income in the accompanying statements of operations. The Company measured the liability upon the close of the April Private Placement using a Monte Carlo simulation. See Note 3.

On August 11, 2022, the investors in the April Private Placement agreed to cancel the aggregate of 1,180,812 preferred investment options issued in the April Private Placement, as part of their participation in the August Private Placement. Concurrent with the cancellation of the April preferred investment options, which was accounted for as an exchange of equity-linked financial instruments, the April Contingent Warrants, which were issuable only upon exercise of the preferred investment options, were also modified. See ‘August Private Placement’ below for further detail.

August Private Placement

On August 11, 2022, the Company consummated the closing of a private placement (the “August Private Placement”), pursuant to the terms and conditions of a securities purchase agreement, dated as of August 9, 2022. At the closing of the August Private Placement, the Company issued 1,350,000 shares of common stock, pre-funded warrants to purchase an aggregate of 2,333,280 shares of common stock and preferred investment options to purchase up to an aggregate of 4,972,428 shares of common stock. The purchase price of each share of common stock together with the associated preferred investment option was $2.715, and the purchase price of each pre-funded warrant together with the associated preferred investment option was $2.714. The aggregate net cash proceeds to the Company from the August Private Placement were approximately $8.7 million, after deducting placement agent fees and other offering expenses. In addition, the investors in the August Private Placement, who are the same investors from the April Private Placement, agreed to cancel preferred investment options to purchase up to an aggregate of 1,180,812 shares of the Company’s common stock issued in April 2022. The pre-funded warrants have an exercise price of $0.001 per share, are exercisable on or after August 11, 2022, and are exercisable until the pre-funded warrants are exercised in full. The preferred investment options are exercisable at any time on or after August 11, 2022 through August 12, 2027, at an exercise price of $2.546 per share, subject to certain adjustments as defined in the agreement. During 2022, an aggregate of 1,686,640 of the pre-funded warrants were exercised, and as such the Company issued 1,686,640 shares of common stock. The remaining 646,640 of pre-funded warrants were exercised subsequent to December 31, 2022. See Note 11.

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

Upon the occurrence of any Event (as defined in the August Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the August Private Placement. As of December 31, 2022, the Company determined that the likelihood of the Company incurring liquidated damages pursuant to the August Registration Rights Agreement is remote, and as such, no accrual of these payments is required as of December 31, 2022.

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

The Company evaluated the terms of the August Contingent Warrants and determined that they should be classified as a liability based upon accounting guidance provided in ASC 815-40. As a result of the exchange of the preferred investment options issued in the April Private Placement, the underlying equity-linked instruments that would trigger issuance of the April Contingent Warrants was replaced, and therefore the 70,849 of April Contingent Warrants were exchanged for 70,849 of the August Contingent Warrants. The value of the April Contingent Warrant liability was adjusted to fair value on the date of modification, using a Monte Carlo simulation, with the change in fair value of approximately $8,000 recognized in the accompanying statements of operations. The remaining 227,497 August Contingent Warrants were measured as a liability upon the close of the August Private Placement. Since the Contingent Warrants are a form of compensation to the placement agent, the Company recorded the value of the liability of approximately $39,000, as a reduction of additional paid in capital. The entire 298,346 of August Contingent Warrants were remeasured at December 31, 2022, using a Monte Carlo simulation, with the change in the value of the liability recorded in other income (expense) in the accompanying statements of operations. See Note 3.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity (cont.)

Warrants

The following summarizes activity related to the Company’s outstanding warrants as discussed above, excluding contingent warrants issuable upon exercise of the preferred investment options, for the year ended December 31, 2022:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in years)
Outstanding as of December 31, 2021	—	$—	—
Granted	9,479,883	2.43
Exercised	(2,277,046)	0.001
Cancelled	(1,291,923)	6.97
Outstanding as of December 31, 2022	5,910,914	2.37	4.7
Warrants vested and exercisable as of December 31, 2022	5,910,914	$2.37	4.7

As of December 31, 2022, the outstanding warrants include 70,849 April Private Placement Warrants and 5,840,065 August Private Placement Warrants, which are exercisable into 5,910,914 shares of common stock which had a fair value of $1.10 per share, based on the closing trading price on that day.

Additionally, as of December 31, 2022, the value of the April Contingent Warrants and the August Contingent Warrants (collectively the “Contingent Warrants”) was approximately $14,000, and none of the Contingent Warrants have been issued, as no preferred investment options have been exercised.

Preferred Stock

Prior to the close of the IPO, the Company had designated 1,150,000 shares of preferred stock as Series Seed Preferred Stock (“Series Seed”), with an original issue price of $6.09 per share (the “Original Issue Price”). As of December 31, 2022 and 2021, there were 0 and 1,146,138 shares of Series Seed issued and outstanding, respectively.

Conversion

Each share of the Series Seed was convertible, at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder, at a conversion price of $1.52 per share, subject to certain adjustments for stock splits, stock dividends, recapitalizations, and similar corporate transactions, into fully paid and non-assessable shares of the Company’s common stock. Each Series Seed share was automatically convertible into common stock of the Company, at the then-effective conversion price, upon the closing of a firmly underwritten public offering netting proceeds of at least $50 million with an offering price of at least three hundred percent (300%) of the Original Issue Price of the Series Seed. On February 18, 2022, the majority of the holders of the Series Seed approved the automatic conversion of the outstanding shares of the Series Seed and all related accrued and unpaid dividends, upon the closing of the IPO. The number of shares of Common Stock to be issued upon the closing of the IPO pursuant to the conversion were to be calculated in accordance with the original conversion terms provided by the Company’s Amended and Restated Certificate of Incorporation (“COI”) dated July 1, 2019. This conversion occurred on February 23, 2022, upon the closing of the Company’s IPO.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity (cont.)

Dividends

Holders of the Series Seed were entitled to receive cumulative dividends at a per share rate of 8% per annum, compounded annually, on the initial investment amount commencing on the date of issue. Dividends were payable only when, as, and if declared by the board of directors or upon a Liquidation Event (as defined below). Dividends on Series Seed shares were in preference to any dividend on the Company’s common stock. As of December 31, 2021, aggregate cumulative dividends totaled $1,489,803, or $1.30 per Series Seed share, and upon the close of the IPO in 2022, aggregate cumulative dividends of $1,586,162, or $1.38 per Series Seed share, were automatically converted into shares of common stock.

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

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity (cont.)

Voting

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series Seed was entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series Seed held by such holder were convertible as of the record date for determining stockholders entitled to vote on such matter. Holders of Series Seed were to vote together with the holder of common stock as a single class. Holders of Series Seed shares were entitled to nominate two out of five of the Company’s directors.

Equity Incentive Plans

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was adopted by its board of directors and by its stockholders on July 1, 2019. The Company has reserved 1,400,000 shares of common stock for issuance pursuant to the 2019 Plan. There were no share-based awards granted under the 2019 Plan during the years ended December 31, 2022 and 2021.

In addition, on February 23, 2022 and in connection with the closing of the IPO, the Company’s board of directors adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which is the successor and continuation of the Company’s 2019 Plan. Under the 2022 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other forms of awards to employees, directors and consultants of the Company. Upon its effectiveness, a total of 1,600,000 shares of common stock were reserved for issuance under the 2022 Plan. In August 2022, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 2,600,000. The stock options granted during the year ended December 31, 2022 were all granted under the 2022 Plan. As of December 31, 2022, there were 1,041,894 options available for issuance under the 2022 Plan.

Stock Options

The following summarizes activity related to the Company’s stock options under the 2019 Plan and the 2022 Plan for the year ended December 31, 2022:

				Weighted
				Average
		Weighted		Remaining
		Average	Total	Contractual
	Number of	Exercise	Intrinsic	Life
	Shares	Price	Value	(in years)
Outstanding as of December 31, 2021	780,640	$0.01	$532,787	8.1
Granted	797,223	5.92	—	—
Forfeited / cancelled	(19,757)	6.45	—	—
Exercised	(165,452)	0.01	573,465	—
Outstanding as of December 31, 2022	1,392,654	$3.30	$670,161	8.2
Options vested and exercisable as of December 31, 2022	933,888	$2.99	$534,006	8.0

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity (cont.)

The fair value of options granted in 2022 was estimated using the following assumptions:

For the Year Ended December 31,
2022
Exercise price	$1.06 – 6.45
Term (years)	5.00 – 10.00
Expected stock price volatility	112.6% – 121.2%
Risk-free rate of interest	2.9% – 4.3%

The weighted average grant date fair value of stock options granted during the year ended December 31, 2022 was $3.40. The aggregate fair value of stock options that vested during the years ended December 31, 2022 and 2021 was approximately $2.1 million and $0.1 million, respectively.

Of the total stock options granted during the year ended December 31, 2022, 200,000 stock options were granted to the Company’s Chief Executive Officer (“CEO”), Chairman, and significant stockholder, 200,000 stock options were granted to the Company’s Chief Business Officer (“CBO”), and 100,000 stock options were granted to the Company’s Chief Financial Officer (“CFO”). The aggregate grant-date fair value of the stock options granted to the CEO, CBO, and CFO was approximately $1.8 million, of which approximately $1.5 million was recognized as stock-based compensation expense during the year ended December 31, 2022. Additionally, during the year ended December 31, 2022, the Company granted an aggregate of 72,223 stock options to non-executive directors. The grant-date fair value of the stock options granted to the non-executive directors was approximately $0.2 million, of which approximately $0.2 million was recognized as stock-based compensation expense during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company’s board of directors approved the accelerated vesting of an aggregate of 32,517 stock options to a former director and a former advisor, in connection with their separation from the Company. The Company recognized stock-based compensation expense of approximately $0.1 million related to these modifications during the year ended December 31, 2022.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 6 — Stockholders’ Equity (cont.)

Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2022 and 2021 was as follows:

	For the Years Ended December 31,
	2022	2021
General and administrative	$1,309,687	$41,061
Research and development	664,879	89,080
Total	$1,974,566	$130,141

As of December 31, 2022, unrecognized stock-based compensation expense relating to outstanding stock options is approximately $0.7 million, which is expected to be recognized over a weighted-average period of 1.89 years.

Note 7 — Commitments and Contingencies

Office Leases

Starting in 2018, the Company leased office space for approximately $5,500 a month from a related party. The Company was required to pay a $15,000 rental deposit. The Company terminated the related party lease in May 2021. Rent expense related to this lease for the years ended December 31, 2022 and 2021 was approximately $0 and $26,000, respectively. The Company entered into a month-to-month lease in Cincinnati, Ohio, with an unrelated party in April 2021 with monthly payments of approximately $500 per month.

The Company entered into a short-term lease in Palm Beach, Florida with an unrelated party, with a commencement date of May 1, 2022, for approximately $14,000 per month. The lease term ends on April 30, 2023 and is personally guaranteed by the Company’s CEO. During the year ended December 31, 2022, the Company incurred rent expense on this lease of approximately $129,000, and variable lease expense of approximately $12,000.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. As of December 31, 2022, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims.

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

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 7 — Commitments and Contingencies (cont.)

On October 9, 2022, the Company and Boustead entered into a Settlement Agreement and Release (the “Settlement Agreement”), pursuant to which Boustead agreed to waive the ROFR and the Standstill, and to release the Company from certain claims with respect to the April Private Placement, the August Private Placement, and all future private, public equity or debt offerings of the Company. As consideration for such waiver and termination of the Underwriting Agreement, the Company paid Boustead a cash fee of $1,000,000, $50,000 in legal expenses, and released Boustead from all claims, subject to certain exceptions. In addition, the Company issued to Boustead 93,466 shares of restricted common stock in exchange for the cancellation of 111,111 warrants issued to Boustead in connection with the IPO (see Note 6). Concurrent with the execution of the Settlement Agreement, the Company and Boustead Capital Markets, LLP (“Boustead Capital”) entered into a three-month Advisory Agreement (the “Advisory Agreement”) for which consideration equal to 200,000 shares of restricted common stock, with no vesting provisions, was issued to Boustead Capital upon execution of the Advisory Agreement. The restricted common stock issued in connection with these agreements had an aggregate fair value of approximately $264,000. See Note 6.

The Company determined that all consideration due by the Company under the Settlement Agreement and the Advisory Agreement relates to the settlement of a liability that was incurred in 2022, and accordingly, recorded a related expense of approximately $1.3 million for the year ended December 31, 2022, which is included in general and administrative expenses in the accompanying statements of operations.

Registration Rights Agreements

See Note 6, Private Investments in Public Equity.

Significant Agreements

Oxford University Innovation Limited

Pursuant to the OUI Agreement, as disclosed in Note 5, the Company is obligated to pay certain milestone and royalty payments in the future, as the related contingent events occur. Specifically, the Company is obligated to pay a 6% royalty on all net sales of licensed products, as defined in the OUI Agreement, with an annual minimum royalty payment of $250,000 starting post-product launch, until the expiration of the OUI Agreement or revocation of the last valid claim covering a licensed product, at which point a royalty rate of 3% will apply. An annual maintenance fee of $10,000 and $20,000 is required in the pre-phase III year and Phase III year, respectively, and as defined in the OUI Agreement. The Company is also obligated to pay a 25% royalty on any sums received by the Company from any sublicensee (including all up-front, milestone and other one-off payments received by the Company from any sub-licenses or other contracts granted by the Company with respect to the licensed technology). In addition, the Company is required to pay OUI milestone payments of up to an aggregate of $51.25 million; specifically, upon the achievement of specified development milestones of approximately $2.25 million, regulatory milestones of approximately $9.5 million, and commercial milestones of approximately $39.5 million. The annual maintenance fee and milestone fees are indexed to the RPI (Retail Prices index for all items which is published in the United Kingdom by the Office for National Statistics, or any replacement of it) and will be increased or decreased as appropriate as set forth in the OUI Agreement. As of December 31, 2022, the Company evaluated the likelihood of the Company achieving the specified milestones and generating product sales, and determined the likelihood is not yet probable and as such, no accrual of these payments is required as of December 31, 2022.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 7 — Commitments and Contingencies (cont.)

Oxford University Research Agreement

Pursuant to the terms of the OUI Agreement, as disclosed in Note 5, the Company entered into a sponsored research agreement dated December 18, 2019 with Oxford University for research related to the OUI Agreement for a period of three years for a total of £420,000. The Company prepaid the full amount to Oxford of $554,802 for the services in January 2020, of which approximately $0.1 and $0.2 million remains as a prepaid expense as of December 31, 2022 and 2021, respectively. On May 16, 2022, the Company entered into an amendment to the Oxford University Research Agreement, whereby the Oxford University Research Agreement was extended until June 30, 2024, with an option to extend another 12 months, for a fee of £53,500 (or approximately $56,000).

During the years ended December 31, 2022 and 2021, the Company incurred research and development expenses related to the sponsored research agreement with Oxford of approximately $51,000 and $185,000, respectively.

St. Jude Children’s Hospital

Pursuant to the St. Jude Agreement, as disclosed in Note 5, the Company is obligated to pay certain milestone and royalty payments in the future, as the related contingent events occur. On May 11, 2022, the Company entered into an amendment to the St. Jude Agreement, whereby the royalty terms, milestones payments and licensing fees were amended. Specifically, pursuant to the terms of the St. Jude Agreement, as amended, the Company is obligated to make 5% royalty payments for each licensed product(s) sold by the Company or its affiliates, based on the net sales for the duration of the St. Jude Agreement, and also pay 15% of consideration received for any sublicenses. The Company is also required to pay an additional one-time $5,000 license fee, and an annual maintenance fee of $10,000 beginning on the first anniversary of the Effective Date (which is waived if all of the developmental milestones scheduled for completion before such annual fee is due have been achieved). In addition, the Company is required to pay St. Jude milestone payments of up to an aggregate of $1.9 million; specifically, upon the achievement of specified development milestones of $0.3 million, regulatory milestones of $0.6 million, and commercial milestones of $1.0 million. As of December 31, 2022, the Company evaluated the likelihood of the Company achieving the specified milestones and generating product sales, and determined the likelihood is not yet probable and as such, no accrual of these payments is required as of December 31, 2022.

St. Jude Children’s Sponsored Research Agreement

In addition to the St. Jude Agreement, the Company also entered into a sponsored research agreement dated May 3, 2021 with St. Jude for research related to the St. Jude Agreement (the “St. Jude SRA”). Pursuant to the St. Jude SRA, the Company is obligated to pay St. Jude an aggregate amount of $73,073 in two parts, Phase I for $57,624 and Phase II for $15,449. This sponsored research project began during 2021.

The Company entered into a second sponsored research agreement with St. Jude, dated August 29, 2022, pursuant to which the Company is obligated to pay St. Jude an amount of $75,603 which is due within 30 days of the effective date of the agreement.

During the years ended December 31, 2022 and 2021, the Company incurred related research and development expenses related to the sponsored research agreements with St. Jude of approximately $27,000 and $65,000, respectively.

Cincinnati Children’s Hospital Medical Center

Pursuant to the CHMC Agreement, as disclosed in Note 5, the Company is obligated to pay certain milestone and royalty payments in the future, as the related contingent events occur. Specifically, the Company is obligated to pay CHMC a single-digit royalty on net sales, being 5%, 4% or 2% depending on the product, until the last valid claim covering a licensed product exists, at which point the royalty rates decrease by 50%. The Company is also obligated to pay up to a 25% royalty on any non-royalty sublicense revenue paid to the Company by any sublicensee. The CHMC Agreement also provides the Company with an option to license any CHMC or jointly patented modification, alteration or improvement of any invention claimed in a Licensed Patent (“CHMC Improvement” and “Joint Improvement, respectively”), with a $50,000 option fee for each Improvement that the Company elects to include in the license grant of the CHMC Agreement. In addition, the Company is required to pay CHMC milestone payments of up to an aggregate of $59.75 million; specifically, upon the achievement of specified development milestones of approximately $0.5 million, regulatory milestones of approximately $1.25 million, and commercial milestones of approximately $58 million. As of December 31, 2022, the Company evaluated the likelihood of the Company achieving the specified milestones and generating product sales, and determined the likelihood is not yet probable and as such, no accrual of these payments is required as of December 31, 2022.

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

During the year ended December 31, 2022, the Company incurred related research and development expenses of approximately $111,000, which was included in accrued expenses at December 31, 2022. There were no such expenses incurred during the year ended December 31, 2021.

Ology Bioservices, Inc. (which was later acquired by National Resilience, Inc.)

See Note 5.

University of Texas Health Science Center at San Antonio

Pursuant to the UT Health Agreement, as disclosed in Note 5, the Company is obligated to pay certain milestone and royalty payments in the future, as the related contingent events occur. Specifically, the Company is obligated to pay UT a single-digit royalty on net sales, being 5% or 3% depending on whether the product is covered by a valid claim or not, as defined in the agreement. The Company is also obligated to pay a 20% royalty on any sums received by the Company from any sublicensee. In addition, the Company is required to pay UT Health milestone payments of up to an aggregate of approximately $2.2 million; specifically, upon the achievement of specified development milestones of approximately $0.7 million and regulatory milestones of approximately $1.5 million. As of December 31, 2022, the Company evaluated the likelihood of the Company achieving the specified milestones and generating product sales, and determined the likelihood is not yet probable and as such, no accrual of these payments is required as of December 31, 2022.

Underwriter Termination Agreement

On February 7, 2022, the Company and its former underwriter, Maxim Group (“Maxim”), entered into a termination agreement, whereby the parties agreed to terminate their engagement of Maxim as the Company’s lead managing underwriter and book runner in connection with the Company’s IPO. Per the terms of the termination agreement, the Company agreed to pay Maxim a termination fee of $300,000, due upon the close of the Company’s IPO. The termination fee was recorded as general and administrative expense, and paid, during the year ended December 31, 2022.

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

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 8 — Related Party Transactions

The Company originally engaged the CEO, who is also the Board Chairman and prior to the close of the IPO, sole common stockholder of the Company, pursuant to a consulting agreement commencing October 22, 2018, which called for the Company to pay for consulting services performed on a monthly basis. Upon the close of the Company’s IPO, the consulting agreement was terminated and the CEO’s employment agreement became effective. During the years ended December 31, 2022 and 2021, the Company incurred approximately $63,000 and $435,000, respectively, in fees under the consulting agreement, which are recognized in general and administrative expenses in the accompanying statements of operations.

During 2022 the Company entered into a lease agreement that is personally guaranteed by the Company’s CEO. See Note 7.

The Company also leased office space from a related party, through common ownership. The lease is further described in Note 7 of these financial statements. The lease was terminated in May 2021, and the related deposit was reclassified to the receivable from related party balance. During the fourth quarter of 2021, the amounts due from this related party were determined to be uncollectible and were written off. The total amount written off, which related to the lease deposit, overpaid rent, and utility expenses, was approximately $22,000, and is recognized in general and administrative expenses in the accompanying statements of operations.

During the year ended December 31, 2022, the Company’s compensation committee approved one-time bonus awards of $140,000 and $100,000 to the Company’s CEO and CBO, respectively, in recognition of their efforts in connection with the Company’s IPO. These bonuses were recognized during the year ended December 31, 2022 as general and administrative expenses in the accompanying statements of operations. During the year ended December 31, 2021, the Company’s board of directors approved a bonus of approximately $200,000 to the CEO, which is also recognized in general and administrative expenses in the statements of operations. In addition, during the year ended December 31, 2022, the Company’s compensation committee approved stock option grants under the Company’s 2022 Equity Incentive Plan to certain of the Company’s executive officers. See Note 6.

As of December 31, 2022 and 2021, the Company has a receivable from related party of approximately $36,000 and $153,000, respectively. The balance as of December 31, 2022 consists of miscellaneous payments made by the Company on the behalf of the Company’s CEO. Subsequent to December 31, 2022, the CEO paid the Company the receivable balance. The balance as of December 31, 2021, consists primarily of consulting fee prepayments to the Company’s CEO, in the amount of $140,000. These consulting fee prepayments were repaid to the Company in lieu of a bonus payout due to the CEO during May 2022. The remaining balance as of December 31, 2021 consists of miscellaneous payments made by the Company on the behalf of the CEO.

A former director of the Company, who currently serves on the Company’s Scientific Advisory Board, serves on the Advisory Board for the Cincinnati Children’s Hospital Medical Center Innovation Fund, which is affiliated with CHMC. The Company has an exclusive license agreement with CHMC as disclosed in Note 5. This director resigned from the Company’s board upon the close of its IPO.

Note 9 — Income Taxes

The Company’s major tax jurisdictions are the United States and various state jurisdictions, and the Company does not have any pending tax audits. Generally, the Company’s federal returns from 2019 on and state returns from 2018 on, are subject to examination by the United States and state tax authorities; however, to the extent allowed by law, tax authorities have the ability to adjust the Company’s carryforwards of unutilized net operating losses and research and development credits for all years.

At December 31, 2022, the Company had a net operating loss (“NOL”) carryforward for federal and state income tax purposes totaling approximately $12.5 million and $12.1 million, respectively, available to reduce future taxable income. The federal NOL and certain state NOLs of $8.5 million are carried forward indefinitely subject to a limitation of 80% of taxable income. State NOLs of approximately $3.7 million will begin to expire in 2024 if not utilized.

The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards and research credit carryforwards to offset taxable income and tax, respectively, may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2022. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 9 — Income Taxes (cont.)

The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Net-operating loss carryforward	$2,986,738	$1,120,155
Capitalized research and development	885,176	—
Stock-based compensation	308,552	106,171
Accrued compensation	186,573	55,500
License agreement	82,626	59,685
Other accrued expenses	65,886	14,636
Gross deferred tax assets	4,515,551	1,356,147
Valuation allowance	(4,512,546)	(1,353,673)
Deferred tax assets, net of allowance	$3,005	$2,474
Deferred tax liabilities:
Fixed assets	(3,005)	(2,474)
Total deferred tax liabilities	$(3,005)	$(2,474)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2022 and 2021. During the year ended December 31, 2022, the valuation allowance increased by approximately $3.2 million.

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2022 and 2021, due to the following:

	For the Years Ended December 31,
	2022	2021
Expected income tax benefit at Federal statutory tax rate	$(2,818,164)	$(717,640)
State and local taxes, net of Federal tax benefit	(501,277)	(91,233)
Research credits	(16,477)	—
Permanent items	194,705	9,501
State rate adjustment	19,600	119,414
Other	(37,260)	4,228
Change in valuation allowance	3,158,873	675,730
Provision for income taxes	$—	$—

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2022	2021
Beginning balance	$-	$-
Increases related to prior year tax positions	11,517	-
Increases related to current year tax positions	5,493	-
Ending balance	$17,010	$-

At December 31, 2022 and 2021, the Company’s unrecognized tax benefits were $17,010 and $0, respectively. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, there were no accrued interest and penalties associated with uncertain tax positions.

BLUE WATER VACCINES INC.

Notes to Financial Statements

Note 10 — Retirement Plan

Effective January 1, 2022, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by the Internal Revenue Service. The terms of the 401(k) Plan allow for discretionary employer contributions. No expenses were incurred related to the 401(k) Plan during the year ended December 31, 2022, and the 401(k) Plan lapsed during 2022 due to inactivity.

Note 11 — Subsequent Events

During January 2023, an aggregate of 646,640 of the Pre-Funded Warrants issued in connection with the August Private Placement were exercised, at an exercise price of $0.001 per share, and the Company issued 646,640 shares of common stock in accordance with such exercise.

On January 26, 2023, the Company’s board of directors appointed a new director to replace a director who resigned from the board on January 13, 2023. The new director was granted 2,386 stock options, with an exercise price of $1.28. In addition, the Company’s board of directors approved the accelerated vesting of an aggregate of 11,504 stock options to the former director.

On February 1, 2023, the Company entered into a co-development agreement with AbVacc, Inc. (“AbVacc”), for the purpose of conducting research aimed at co-development of specific vaccine candidates, including monkeypox and Marburg virus disease with the potential to expand to others using the Norovirus nanoparticle platform (“Co-Development Project”), and to govern the sharing of materials and information, as defined in the agreement, for the Co-Development Project. Under the agreement, AbVacc and the Company will collaborate, through a joint development committee, to establish and implement a development plan or statement of work for each Co-Development Project targeted product. Under the co-development agreement, either the Company or AbVacc, whichever party is the primary sponsor of any resulting product (as defined in the agreement), will be obligated to compensate the other party for certain milestone payments that would range between $2.1 million and $4.75 million, plus royalties of between 2% to 4%. The term of the agreement is three years from the effective date, unless previously terminated by either party, in accordance with the agreement.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation filed with Delaware Secretary of State on February 23, 2022.(3)
3.2	Amended and Restated Bylaws.(3)
4.1	Specimen Common Stock Certificate.(1)
4.2	Description of Registered Securities (8)
10.1	2019 Equity Incentive Plan.(1)
10.2	2022 Equity Incentive Plan.(10)
10.3	2019 Equity Incentive Plan Form of Stock Option Grant Agreement.(1)
10.4	2022 Equity Incentive Plan Form of Incentive Stock Option Agreement (Employee).(1)
10.5	2022 Equity Incentive Plan Form of Nonstatutory Stock Option Agreement (Consultant).(1)
10.6	2022 Equity Incentive Plan Form of Nonstatutory Stock Option Agreement (Non-Employee Director).(1)
10.7	2022 Equity Incentive Plan Form of Nonstatutory Stock Option Agreement (Employee).(1)
10.8	Exclusive License Agreement between the Registrant and Children’s Hospital Medical Center, d/b/a Cincinnati Children’s Hospital Medical Center, effective as of June 1, 2021.(2)
10.9	License Agreement between the Registrant and Oxford University Innovation Limited, effective as of July 16, 2019.(2)
10.10	Exclusive License Agreement between the Registrant and St. Jude Children’s Research Hospital, Inc., effective as of January 27, 2020.(2)
10.11	Lease Agreement, dated as of April 29, 2021, between the Registrant and Regus Management Group, LLC.(1)
10.12	Master Services Agreement between the Registrant and Ology Bioservices, Inc., effective as of July 19, 2019.(1)
10.13	Project Addendum 1 to Master Services Agreement between the Registrant and Ology Bioservices, Inc., effective as of October 9, 2019.(1)
10.14	Letter Agreement between the Registrant and Ology Bioservices, Inc., dated as of January 9, 2020.(1)
10.15	Project Addendum II to Master Services Agreement between the Registrant and Ology Bioservices, Inc., effective as of May 21, 2021.(1)
10.16	Form of Employment Agreement with Joseph Hernandez.(1)
10.17	Form of Employment Agreement with Erin Henderson.(1)
10.18	Form of Employment Agreement with Jon Garfield.(1)
10.19	Form of Indemnification Agreement for Directors and Officers.(1)
10.20	Form of Securities Purchase Agreement, dated as of April 13, 2022, by and among the Company and the Purchasers.(5)
10.21	Form of Registration Rights Agreement, dated as of April 13, 2022, by and among the Company and the Purchasers.(5)
10.22	Form of Securities Purchase Agreement, dated as of August 9, 2022, by and among the Company and the Purchasers.(6)
10.23	Form of Registration Rights Agreement, dated as of August 9, 2022, by and among the Company and the Purchasers.(6)
10.24	Settlement Agreement and Release, dated October 9, 2022, by and between the Registrant and Boustead Securities, LLC.(8)
10.25	Amendment No. 1 to Project Addendum 2 to Master Services Agreement, dated as of April 20, 2022, by and between the Registrant and Ology Bioservices, Inc.(9)
10.26	Amendment #1 to Exclusive License Agreement, dated as of May 11, 2022, by and between the Registrant and St. Jude Children’s Research Hospital, Inc.(9)

Exhibit No.	Description
14	Code of Ethics.(2)
23.1	Consent of Mayer Hoffman McCann P.C.*
24.1	Power of Attorney (included on signature page to this Registration Statement).*
31.1	Certification of the Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Previously filed.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 8, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 5, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2022.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 29, 2021.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 11, 2022.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 1, 2022.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2022.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 6, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Water Vaccines Inc.

Date: March 8, 2023	By:	/s/ Joseph Hernandez
Joseph Hernandez
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2023.

Signature	Title

/s/ Joseph Hernandez	Chairman of the Board and Chief Executive Officer (principal executive officer)
Joseph Hernandez

/s/ Jon Garfield	Chief Financial Officer (principal financial and accounting officer)
Jon Garfield

Vuk Jemerić	Director
Vuk Jemerić

/s/ Timothy Ramdeen	Director
Timothy Ramdeen

/s/ James Sapirstein	Director
James Sapirstein

/s/ Simon Tarsh	Director
Simon Tarsh