Form 10-Q
period 2023-03-31
Blue Water Biotech, Inc.
filed 2023-05-12
CIK 1782107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-41294

Blue Water Biotech, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-2262816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 E. Fifth Street, Suite 1900 Cincinnati, OH	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 620-4101

Blue Water Vaccines Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 12, 2023, the registrant had 15,905,732 shares of common stock, $0.00001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations;

●	the success, cost and timing of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our products and product candidates;

●	the ultimate impact of the ongoing COVID-19 pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

ii

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third parties, including manufacturers and logistics companies;

●	the success of competing therapies and products that are or become available;

●	our ability to commercialize ENTADFI®;

●	our ability to successfully compete against current and future competitors;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	market acceptance of our products and product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WATER BIOTECH, INC.
Condensed Balance Sheets

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets
Cash	$20,255,803	$25,752,659
Restricted cash	1,000,000	—
Prepaid expenses and other current assets	780,173	469,232
Deferred offering costs	366,113	—
Receivable from related parties	70,302	35,850
Total current assets	22,472,391	26,257,741

Prepaid expenses, long-term	15,500	38,617
Property and equipment, net	14,210	14,089
Total assets	$22,502,101	$26,310,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,503,262	$1,499,296
Accrued expenses	1,292,951	2,409,128
Contingent warrant liability	12,406	14,021
Total current liabilities	2,808,619	3,922,445

Total liabilities	2,808,619	3,922,445

Commitments and Contingencies (see Note 7)

Stockholders’ equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized at March 31, 2023 and December 31, 2022; 16,371,597 and 15,724,957 shares issued at March 31, 2023 and December 31, 2022, respectively; 15,879,230 and 15,265,228 shares outstanding at March 31, 2023 and December 31, 2022, respectively	164	157
Additional paid-in-capital	42,516,726	42,331,155
Treasury stock, at cost; 492,367 and 459,729 shares of common stock at March 31, 2023 and December 31, 2022, respectively	(600,264)	(566,810)
Accumulated deficit	(22,223,144)	(19,376,500)
Total stockholders’ equity	19,693,482	22,388,002
Total liabilities and stockholders’ equity	$22,502,101	$26,310,447

The accompanying notes are an integral part of these condensed financial statements.

BLUE WATER BIOTECH, INC.
Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating expenses
General and administrative	$1,766,022	$1,615,569
Research and development	1,082,237	455,092
Total operating expenses	2,848,259	2,070,661
Loss from operations	(2,848,259)	(2,070,661)
Other income
Change in fair value of contingent warrant liability	(1,615)	—
Total other income	(1,615)	—
Net loss	$(2,846,644)	$(2,070,661)
Cumulative preferred stock dividends	—	96,359
Net loss applicable to common stockholders	(2,846,644)	(2,167,020)

Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.34)

Weighted average number of common shares outstanding, basic and diluted	15,910,415	6,339,435

The accompanying notes are an integral part of these condensed financial statements.

BLUE WATER BIOTECH, INC.
Condensed Statements of Stockholders’ Equity

(Unaudited)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2022	—	$—	15,724,957	$157	$42,331,155	(459,729)	$(566,810)	$(19,376,500)	$22,388,002
Exercise of pre-funded warrants	—	—	646,640	7	(7)	—	—	—	—
Stock-based compensation	—	—	—	—	185,578	—	—	—	185,578
Purchase of treasury shares	—	—	—	—	—	(32,638)	(33,454)	—	(33,454)
Net loss	—	—	—	—	—	—	—	(2,846,644)	(2,846,644)
Balance at March 31, 2023	—	$—	16,371,597	$164	$42,516,726	(492,367)	$(600,264)	(22,223,144)	$19,693,482

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2021	1,146,138	$11	3,200,000	$32	$7,403,204	—	$—	$(5,956,670)	$1,446,577
Issuance of common stock in initial public offering, net of $2.9 million of offering costs	—	—	2,222,222	22	17,138,818	—	—	—	17,138,840
Conversion of convertible preferred stock to common stock upon initial public offering	(1,146,138)	(11)	5,626,365	56	(45)	—	—	—	—
Stock-based compensation	—	—	—	—	19,322	—	—	—	19,322
Net loss	—	—	—	—	—	—	—	(2,070,661)	(2,070,661)
Balance at March 31, 2022	—	$—	11,048,587	$110	$24,561,309	—	$—	$(8,027,331)	$16,534,088

The accompanying notes are an integral part of these condensed financial statements.

BLUE WATER BIOTECH, INC.
Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flows from operating activities
Net loss	$(2,846,644)	$(2,070,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	185,578	19,332
Depreciation expense	1,698	1,300
Change in fair value of contingent warrant liability	(1,615)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(321,961)	144,546
Receivable from related parties	(34,452)	(11,991)
Prepaid expenses, long-term	23,117	(129,454)
Deposit	—	(87,638)
Accrued expenses	(1,237,493)	896,659
Accounts payable	(214,311)	351,816

Net cash used in operating activities	(4,446,083)	(886,091)

Cash flows from investing activities
Purchase of property and equipment	(1,819)	(5,197)
Net cash used in investing activities	(1,819)	(5,197)

Cash flows from financing activities
Purchase of treasury shares	(33,454)	—
Payment of deferred offering costs	(15,500)	(5,000)
Proceeds from issuance of common stock in initial public offering, net of underwriting discount	—	18,400,000
Payments of initial public offering costs	—	(822,937)
Net cash provided by (used in) financing activities	(48,954)	17,572,063
Net increase (decrease) in cash and restricted cash	(4,496,856)	16,680,775
Cash and restricted cash, beginning of period	25,752,659	1,928,474
Cash and restricted cash, end of period	$21,255,803	$18,609,249

Noncash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$339,593	$233,804
Deferred offering costs previously prepaid	$(11,020)	$—
Exercise of pre-funded warrants	$7	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$45
Initial public offering costs included in accounts payable	$—	$104,035

The accompanying notes are an integral part of these condensed financial statements.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Organization and Basis of Presentation

Organization and Nature of Operations

Blue Water Biotech, Inc. (formerly Blue Water Vaccines Inc.) (the “Company”) was formed on October 26, 2018, to focus on the research and development of transformational vaccines to prevent infectious diseases worldwide. The Company’s lead vaccine candidate, BWV-201, is a live attenuated, intranasally delivered, serotype independent Streptococcus pneumoniae vaccine targeting S. pneumo-induced acute otitis media and pneumococcal pneumonia. BWV’s influenza vaccine candidates, BWV-101 and BWV-102, are being investigated as a universal influenza vaccine with the potential to protect against all influenza strains and a pre-pandemic H1 influenza vaccine, respectively. In addition to exploratory analysis for applications in flu vaccines, the Company’s virus-like particle platform is being utilized to investigate and develop vaccine candidates against norovirus, rotavirus, malaria, monkeypox, and Marburg virus disease. Finally, the Company is developing a live attenuated, orally delivered Chlamydia vaccine. All of the Company’s vaccine candidates are in the pre-clinical developmental stage. In addition, in April 2023, the Company acquired ENTADFI®, with plans to commercialize it. ENTADFI® is an FDA-approved, once daily pill that combines finasteride and tadalafil for the treatment of benign prostatic hyperplasia. This combination allows men to receive treatment for their symptoms of benign prostatic hyperplasia without the negative sexual side effects typically seen in patients on finasteride alone.

Effective April 21, 2023, the Company changed its corporate name from “Blue Water Vaccines Inc.” to “Blue Water Biotech, Inc.” See Note 11.

Initial Public Offering

On February 23, 2022, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 2,222,222 shares of its common stock, par value $0.00001 per share (“common stock”), at a price to the public of $9.00 per share. Proceeds from the IPO, net of underwriting discounts, commissions, and offering costs of $2.9 million, were $17.1 million. In connection with the completion of the IPO, all outstanding shares of the Company’s convertible preferred stock were converted into 5,626,365 shares of common stock.

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Statements

The accompanying condensed balance sheet as of March 31, 2023, and the condensed statements of operations, the condensed statements of changes in stockholders’ equity, and the condensed statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023 and 2022. The financial data and the other financial information disclosed in the notes to these condensed financial statements related to the three-month periods are also unaudited. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The unaudited condensed financial statements included in this Report should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which includes a broader discussion of the Company’s business and the risks inherent therein.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

(Unaudited)

Note 2 — Going Concern and Management’s Plans

The Company’s operating activities to date have been devoted to seeking licenses and engaging in research and development activities. The Company’s product candidates currently under development will require significant additional research and development efforts prior to commercialization. The Company has financed its operations since inception primarily using proceeds received from seed investors, and proceeds received from its IPO and private placement issuances in April and August 2022 (the “Private Placements”), see Note 6. During 2022, the Company completed its IPO and the Private Placements in which the Company received an aggregate of approximately $33.1 million in net cash proceeds, after deducting placement agent fees and other offering expenses.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of March 31, 2023, the Company had cash of approximately $20.3 million, working capital of approximately $19.7 million and an accumulated deficit of approximately $22.2 million. During April 2023, the Company completed an acquisition of assets that requires the Company to pay initial consideration of $20.0 million, of which $6.0 million was paid upon close, and $9.0 million of the remainder is due to the seller of the assets within one year of the date these condensed financial statements were issued. The remaining $5.0 million is due in September 2024. See Note 11.

These factors, along with the Company’s forecasted future cash flows, indicate that the Company will be unable to meet its contractual commitments and obligations as they come due in the ordinary course of business within one year following the issuance of these condensed financial statements. The Company will require significant additional capital to fund its continuing operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s working capital needs and business activities, including the commercialization of ENTADFI® and the development and commercialization of its current product candidates and future product candidates. Management’s plans include generating product revenue from sales of ENTADFI®, which is subject to successful commercialization activities, some of which are outside of the Company’s control, including but not limited to, securing contracts with wholesalers and third party payers, securing contracts with third-party logistics providers, obtaining required licensure in various jurisdictions, and building a salesforce, as well as attempting to secure additional required funding through equity or debt financings if available; however, there are currently no commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials, development and/or commercialization of products and product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the condensed financial statements, which is not alleviated by management’s plans. The condensed financial statements have been prepared assuming the Company will continue as a going concern. These condensed financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Note 3 — Summary of Significant Accounting Policies

During the three months ended March 31, 2023, there were no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except for the following:

Restricted Cash

Restricted cash maintained under agreements that legally restrict the use of such funds is not included with cash and is reported as a separate line item on the condensed balance sheet. Restricted cash as of March 31, 2023, primarily consists of earnest money deposited in a financial institution for a potential asset acquisition. Subsequent to March 31, 2023, the funds were released from escrow to the Company and reclassified from restricted cash to cash.

A reconciliation of the Company’s cash and restricted cash in the condensed balance sheet to cash and restricted cash in the condensed statement of cash flows as of March 31, 2023 and is as follows:

	As of March 31, 2023	As of December 31, 2022
Cash	$20,255,803	$25,752,659
Restricted cash	1,000,000	—
Cash and restricted cash	$21,255,803	$25,752,659

New Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

(Unaudited)

Note 4 — Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
Prepaid research and development	$208,583	$231,981
Prepaid insurance	484,788	148,789
Prepaid other	86,802	88,462
Total	$780,173	$469,232

Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
Accrued license fees	$—	$15,000
Accrued research and development	549,762	847,747
Accrued deferred offering costs	246,316	125,000
Accrued compensation	324,051	1,132,859
Accrued franchise taxes	26,200	177,600
Accrued director fees	109,375	38,750
Accrued other	37,247	72,172
Total	$1,292,951	$2,409,128

Note 5 — Significant Agreements

Oxford University Innovation Limited

In December 2018, the Company entered into an option agreement with Oxford University Innovation (“OUI”), which was a precursor to a license agreement (the “OUI Agreement”), dated July 16, 2019. Under the terms of the OUI Agreement, the Company holds an exclusive, worldwide license to certain specified patent rights and biological materials relating to the use of epitopes of limited variability and virus-like particle products and practice processes that are covered by the licensed patent rights and biological materials for the purpose of developing and commercializing a vaccine product candidate for influenza. The Company is obligated to use its best efforts to develop and market Licensed Products, as defined in the OUI Agreement, in accordance with its development plan, report to OUI on progress, achieve the following milestones and must pay OUI nonrefundable milestone fees when it achieves them: initiation of first Phase I study; initiation of first Phase II study; initiation of first Phase III/pivotal registration studies; first submission of application for regulatory approval (BLA/NDA); marketing authorization in the United States; marketing authorization in any EU country; marketing authorization in Japan; first marketing authorization in any other country; first commercial sale in Japan; first commercial sale in any ROW country; first year that annual sales equal or exceed certain thresholds. The OUI Agreement also requires the Company to pay certain milestone and royalty payments in the future, as the related contingent events occur. The OUI Agreement will expire upon ten (10) years from the expiration of the last patent contained in the licensed patent rights, unless terminated earlier. During the year ended December 31, 2021, the U.S. Patent related to immunogenic composition was issued to OUI. This patent expires in August 2037. No additional patents have been issued during the three months ended March 31, 2023. Either party may terminate the OUI Agreement for an uncured material breach. The Company was able to terminate the OUI Agreement for any reason at any time upon six months’ written notice until July 16, 2022, which was the third anniversary of the OUI Agreement. OUI may terminate immediately if the Company has a petition presented for its winding-up or passes a resolution for winding up other than for a bona fide amalgamation or reconstruction or compounds with its creditors or has a receiver or administrator appointed. OUI may also terminate if the Company opposes or challenges the validity of any of the patents or applications in the Licensed Technology, as defined in the OUI Agreement; raises the claim that the know-how of the Licensed Technology is not necessary to develop and market Licensed Products; or in OUI’s reasonable opinion, is taking inadequate or insufficient steps to develop or market Licensed Products and does not take any further steps that OUI requests by written notice within a reasonable time.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

(Unaudited)

Note 5 — Significant Agreements (cont.)

St. Jude Children’s Hospital

The Company entered into a license agreement (the “St. Jude Agreement”), dated January 27, 2020, with St. Jude Children’s Research Hospital (“St. Jude”). Under the terms of the St. Jude Agreement, the Company holds an exclusive, worldwide license to certain specified patent rights and biological materials relating to the use of live attenuated streptococcus pneumoniae and practice processes that are covered by the licensed patent rights and biological materials for the purpose of developing and commercializing a vaccine product candidate for streptococcus pneumoniae. The St. Jude Agreement requires the Company to pay certain milestone and royalty payments in the future, as the related contingent events occur. The St. Jude Agreement will expire upon the expiration of the last valid claim contained in the licensed patent rights, unless terminated earlier. The Company is obligated to use commercially reasonable efforts to develop and commercialize the licensed product(s). The milestones include the following events: (i) complete IND enabling study; (ii) initiate animal toxicology study; (iii) file IND; (iv) complete Phase I Clinical Trial; (v) commence Phase II Clinical Trial; (vi) commence Phase III Clinical Trial; and, (vii) regulatory approval, U.S. or foreign equivalent. If the Company fails to achieve the development milestones contained in the St. Jude Agreement, and if the Company and St. Jude fail to agree upon a mutually satisfactory revised timeline, St. Jude will have the right to terminate the St. Jude Agreement. Either party may terminate the St. Jude Agreement in the event the other party (a) files or has filed against it a petition under the Bankruptcy Act (among other things) or (b) fails to perform or otherwise breaches its obligations under the St. Jude Agreement, and has not cured such failure or breach within sixty (60) days. The Company may terminate for any reason on thirty (30) days written notice. On May 11, 2022, the Company entered into an amendment to the St. Jude Agreement, whereby the royalty terms, milestone payments and licensing fees were amended, and a revised development milestone timeline was agreed to. On March 22, 2023, the Company entered into another amendment to the St. Jude Agreement, whereby the development milestone timeline was further revised and which had no financial impact.

Cincinnati Children’s Hospital Medical Center

The Company entered into a license agreement (the “CHMC Agreement”), dated June 1, 2021, with Children’s Hospital Medical Center, d/b/a Cincinnati Children’s Hospital Medical Center (“CHMC”). Under the terms of the CHMC Agreement, the Company holds an exclusive, worldwide license (other than the excluded field of immunization against, and prevention, control, or reduction in the severity of gastroenteritis caused by rotavirus and norovirus in China and Hong Kong) to certain specified patent and biological materials relating to the use of norovirus nanoparticles and practice processes that are covered by the licensed patent rights and biological materials for the purpose of developing and commercializing CHMC patents and related technology directed to a virus-like particle vaccine platform that utilizes nanoparticle delivery technology that may have potential broad application to develop vaccines for multiple infectious diseases. The term of the CHMC Agreement begins on the effective date and extends on a jurisdiction by jurisdiction and product by product basis until the later of: (i) the last to expire licensed patent; (ii) ten (10) years after the first commercial sale; or, (iii) entrance onto the market of a biosimilar or interchangeable product. The Company is obligated to use commercially reasonable efforts to bring licensed products to market through diligent research and development, testing, manufacturing and commercialization, to use best efforts to make all necessary regulatory filings and obtain all necessary regulatory approvals, to achieve milestones relating to development and sales, and report to CHMC on progress. The Company will also be obligated to pay agreed upon development milestone payments and royalty payment to CHMC, as the related contingent events occur. The Company may terminate the CHMC Agreement for convenience, at any time prior to first commercial sale of a product or process by providing one hundred and eighty (180) days’ written notice to CHMC. It may also terminate for a CHMC uncured material breach. CHMC may terminate the CHMC Agreement for an uncured Company material breach or insolvency or bankruptcy. Pursuant to the terms of the CHMC Agreement, if the Company fails to achieve the milestones, and cannot mutually agree with CHMC on an amendment to the milestones, then CHMC will have the option of converting any and all of such exclusive licenses to nonexclusive licenses, to continue developing indications that have already entered development at any stage or in which the Company has invested in developing. CHMC may also terminate the CHMC Agreement to the fullest extent permitted by law in the countries of the worldwide territory, in the event the Company or its affiliates challenge or induce others set up challenges to the validity or enforceability of any of the Licensed Patents, as defined in the CHMC Agreement, and the Company will be obligated to reimburse CHMC for its costs, including reasonable attorneys’ fees.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

(Unaudited)

Note 5 — Significant Agreements (cont.)

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

During 2022, the Company entered into three amendments to the Ology MSA to adjust the scope of work defined in the second Project Addendum. The amendments resulted in a net increase to the Company’s obligations under the second Project Addendum of $154,000. On March 27, 2023, the second Project Addendum to the Ology MSA was further amended to increase the scope of the project, resulting in an increase to the Company’s obligations of $180,000 under the Ology MSA.

During the three months ended March 31, 2023 the Company incurred related research and development expenses of approximately $335,000, and at March 31, 2023, the Company had approximately $734,000 and $271,000 recorded as related accounts payable and accrued expenses, respectively. There was approximately $217,000 of related expenses incurred during the three months ended March 31, 2022.

University of Texas Health Science Center at San Antonio

The Company entered into a patent and technology license agreement (the “UT Health Agreement”), dated November 18, 2022, with the University of Texas Health Science Center at San Antonio (“UT Health”). Under the terms of the UT Health Agreement, the Company holds an exclusive, worldwide license (other than the excluded field of vectors, as defined in the UT Health Agreement) to certain specified patent rights relating to the development of a live attenuated, oral Chlamydia vaccine candidate. An initial non-refundable license fee of $100,000 was due upon execution of the agreement and subsequent annual license fees are due as follows: $20,000 per year for each of the four years ending on December 31, 2026; $40,000 per year for each of the two years ending on December 31, 2028, and $60,000 per year for the year ending December 31, 2029 and each year thereafter until expiration or termination of the UT Health agreement. The UT Health Agreement also requires the Company to pay certain milestone and royalty payments in the future, as the related contingent events occur. The UT Health Agreement will expire upon the expiration of the last date of expiration or termination of the patent rights, unless terminated earlier. The Company may terminate the UT Health Agreement for convenience, by providing 90 days’ written notice to UT Health. UT Health may terminate the UT Health Agreement in the event the Company (a) becomes arrears in payment due and does not make payment within 30 days after notification from UT Health or (b) is in breach of any non-payment provision and does not cure such breach within 60 days after notification from UT Health or (c) UT Health delivers notice to the Company of three or more actual material breaches of the UT Health Agreement in any 12-month period or (d) in the event the Company or its affiliates initiates any proceeding or action to challenge the validity, enforceability, or scope of any of the licensed patents.

Co-development Agreement with AbVacc, Inc.

On February 1, 2023, the Company entered into a co-development agreement (the “Co-Development Agreement”) with AbVacc, Inc. (“AbVacc”), for the purpose of conducting research aimed at co-development of specific vaccine candidates, including monkeypox and Marburg virus disease with the potential to expand to others using the Norovirus nanoparticle platform (“Co-Development Project”), and to govern the sharing of materials and information, as defined in the Co-Development Agreement, for the Co-Development Project. Under the Co-Development Agreement, AbVacc and the Company will collaborate, through a joint development committee, to establish and implement a development plan or statement of work for each Co-Development Project targeted product. Under the Co-Development Agreement, either the Company or AbVacc, whichever party is the primary sponsor of any resulting product (as defined in the Co-Development Agreement), will be obligated to compensate the other party for certain milestone payments that would range between $2.1 million and $4.75 million, plus royalties of between 2% to 4%. There is no fixed obligation for either party, and each party will be responsible for their own costs. The term of the Co-Development Agreement is three years from the effective date, unless previously terminated by either party, in accordance with the Co-Development Agreement. During the three months ended March 31, 2023, the Company incurred approximately $8,000 in costs for research and development related to the Co-Development Agreement. As of March 31, 2023, the Company evaluated the likelihood of the Company achieving the specified milestones and generating product sales, and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of March 31, 2023.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

(Unaudited)

Note 6 — Stockholders’ Equity

Authorized Capital

On February 23, 2022, in connection with the closing of the IPO, the Company filed with the Secretary of State of the State of Delaware its second amended and restated certificate of incorporation (the “A&R COI”), which became effective immediately. There was no change to the Company’s authorized shares of common stock and preferred stock of 250,000,000 shares and 10,000,000 shares, respectively, or the par value, which is $0.00001 for both common and preferred stock.

Common Stock

As of March 31, 2023 and December 31, 2022, there were 16,371,597 and 15,724,957 shares of common stock issued, respectively, and 15,879,230 and 15,265,228 shares of common stock outstanding, respectively.

Holders of the Company’s common stock are entitled to one vote for each share held of record, and are entitled upon liquidation of the Company to share ratably in the net assets of the Company available for distribution after payment of all obligations of the Company and after provision has been made with respect to each class of stock, if any, having preference over the common stock. The shares of common stock are not redeemable and have no preemptive or similar rights.

On February 17, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC, acting as representative of the underwriters (“Boustead”), in relation to the Company’s IPO, pursuant to which the Company agreed to sell to the underwriters an aggregate of 2,222,222 shares of the Company’s common stock, at a price of $9.00 per share. The IPO closed on February 23, 2022 and resulted in net proceeds to the Company, after deducting the 8% underwriting discount, and other offering costs, of approximately $17.1 million.

Treasury Stock

On November 10, 2022, the board of directors of the Company (the “Board”) approved a stock repurchase program (the “Repurchase Program”) to allow the Company to repurchase up to 5.0 million shares of common stock with a maximum price of $1.00 per share, with discretion to management to make purchases subject to market conditions. On November 18, 2022, the Board approved an increase to the maximum price to $2.00 per share. There is no expiration date for this program.

During the three months ended March 31, 2023, the Company repurchased 32,638 shares of common stock at an average price of $1.03 per share, for an aggregate of approximately $33,500. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. As of March 31, 2023, there are approximately 4.5 million shares remaining, that can be repurchased under the Repurchase Program.

Private Investments in Public Equity

April Private Placement

On April 19, 2022, the Company consummated the closing of a private placement (the “April Private Placement”), pursuant to the terms and conditions of a securities purchase agreement, dated as of April 13, 2022. At the closing of the April Private Placement, the Company issued 590,406 shares of common stock, pre-funded warrants to purchase an aggregate of 590,406 shares of common stock and preferred investment options to purchase up to an aggregate of 1,180,812 shares of common stock. The purchase price of each share of common stock together with the associated preferred investment option was $6.775, and the purchase price of each pre-funded warrant together with the associated preferred investment option was $6.774. The aggregate net cash proceeds to the Company from the April Private Placement were approximately $6.9 million, after deducting placement agent fees and other offering expenses. The pre-funded warrants had an exercise price of $0.001 per share and were exercised in full on May 24, 2022. The preferred investment options, which had an exercise price of $6.65 per share, were exchanged in connection with the August Private Placement, as discussed below.

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

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

(Unaudited)

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

The Company evaluated the terms of the April Contingent Warrants and determined that they should be classified as a liability based upon accounting guidance provided in ASC 815-40. Since the April Contingent Warrants are a form of compensation to Wainwright, the Company recorded the value of the liability as a reduction of additional paid in capital, with subsequent changes in the value of the liability recorded in other income in the accompanying statements of operations.

August Private Placement

On August 11, 2022, the Company consummated the closing of a private placement (the “August Private Placement”), pursuant to the terms and conditions of a securities purchase agreement, dated as of August 9, 2022. At the closing of the August Private Placement, the Company issued 1,350,000 shares of common stock, pre-funded warrants to purchase an aggregate of 2,333,280 shares of common stock and preferred investment options to purchase up to an aggregate of 4,972,428 shares of common stock. The purchase price of each share of common stock together with the associated preferred investment option was $2.715, and the purchase price of each pre-funded warrant together with the associated preferred investment option was $2.714. The aggregate net cash proceeds to the Company from the August Private Placement were approximately $8.7 million, after deducting placement agent fees and other offering expenses. In addition, the investors in the August Private Placement, who are the same investors from the April Private Placement, agreed to cancel preferred investment options to purchase up to an aggregate of 1,180,812 shares of the Company’s common stock issued in April 2022. The pre-funded warrants had an exercise price of $0.001 per share. During 2022, an aggregate of 1,686,640 of the pre-funded warrants were exercised. The remaining 646,640 of pre-funded warrants were exercised during the three months ended March 31, 2023. The preferred investment options are exercisable at any time on or after August 11, 2022 through August 12, 2027, at an exercise price of $2.546 per share, subject to certain adjustments as defined in the agreement. No preferred investment options have been exercised as of March 31, 2023.

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

The Company evaluated the terms of the August Contingent Warrants and determined that they should be classified as a liability based upon accounting guidance provided in ASC 815-40. As a result of the exchange of the preferred investment options issued in the April Private Placement, the underlying equity-linked instruments that would trigger issuance of the April Contingent Warrants was replaced, and therefore the 70,849 of April Contingent Warrants were exchanged for 70,849 of the August Contingent Warrants. The value of the April Contingent Warrant liability was adjusted to fair value on the date of modification, using a Monte Carlo simulation, with the change in fair value recognized in the accompanying statements of operations. The remaining 227,497 August Contingent Warrants were measured as a liability upon the close of the August Private Placement. Since the Contingent Warrants are a form of compensation to the placement agent, the Company recorded the value of the liability as a reduction of additional paid in capital.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

(Unaudited)

Note 6 — Stockholders’ Equity (cont.)

At the Market Offering Agreement

On March 29, 2023, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (the “Agent”), to create an at-the-market equity program under which it may sell up to $3,900,000 of shares of the Company’s common stock (the “Shares”) from time to time through the Agent (the “ATM Offering”). Under the ATM Agreement, the Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of Shares under the ATM Agreement.

Sales of the Shares, if any, under the ATM Agreement may be made in transactions that are deemed to be “at-the-market equity offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at prevailing market prices at the time of sale or as otherwise agreed with the Agent. The Company has no obligation to sell, and the Agent is not obligated to buy or sell, any of the Shares under the Agreement and may at any time suspend offers under the Agreement or terminate the Agreement. The ATM Offering will terminate upon the termination of the ATM Agreement as permitted therein.

The Shares will be issued pursuant to the Company’s previously filed Registration Statement on Form S-3 (File No. 333-270383) that was declared effective on March 16, 2023 and a prospectus supplement and accompanying prospectus relating to the ATM Offering filed with the with the Securities and Exchange Commission (“SEC”) on March 29, 2023.

Deferred offering costs associated with the ATM Agreement are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the ATM Agreement. Any remaining deferred costs will be expensed to the statements of operations should the planned offering be abandoned.

As of March 31, 2023, no shares have been sold under the ATM Offering.

Warrants

The following summarizes activity related to the Company’s outstanding warrants, excluding contingent warrants issuable upon exercise of the preferred investment options, for the three months ended March 31, 2023:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in years)
Outstanding as of December 31, 2022	5,910,914	$2.37	4.7
Granted	—	—
Exercised	(646,640)	0.001
Cancelled	—	—
Outstanding as of March 31, 2023	5,264,274	2.66	4.4
Warrants vested and exercisable as of March 31, 2023	5,264,274	$2.66	4.4

As of March 31, 2023, the outstanding warrants include 70,849 April Private Placement Warrants and 5,193,425 August Private Placement Warrants, which are exercisable into 5,264,274 shares of common stock which had a fair value of $1.07 per share, based on the closing trading price on that day.

Additionally, as of March 31, 2023 and December 31, 2022, the value of the April Contingent Warrants and the August Contingent Warrants (collectively the “Contingent Warrants”) was approximately $12,000 and $14,000, respectively, and none of the Contingent Warrants have been issued, as no preferred investment options have been exercised.

Equity Incentive Plans

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was adopted by the Board and by its stockholders on July 1, 2019. The Company has reserved 1,400,000 shares of common stock for issuance pursuant to the 2019 Plan. There were no share-based awards granted under the 2019 Plan during the three months ended March 31, 2023 and 2022.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

(Unaudited)

Note 6 — Stockholders’ Equity (cont.)

In addition, on February 23, 2022 and in connection with the closing of the IPO, the Board adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which is the successor and continuation of the Company’s 2019 Plan. Under the 2022 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other forms of awards to employees, directors and consultants of the Company. Upon its effectiveness, a total of 1,600,000 shares of common stock were reserved for issuance under the 2022 Plan. In August 2022, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 2,600,000. The stock options granted during the three months ended March 31, 2023 were all granted under the 2022 Plan. As of March 31, 2023, there are 965,446 options available for issuance under the 2022 Plan.

Stock Options

The following summarizes activity related to the Company’s stock options under the 2019 Plan and the 2022 Plan for the three months ended March 31, 2023:

				Weighted
				Average
		Weighted		Remaining
		Average	Total	Contractual
	Number of	Exercise	Intrinsic	Life
	Shares	Price	Value	(in years)
Outstanding as of December 31, 2022	1,392,654	$3.30	$670,161	8.2
Granted	102,386	1.19	—	—
Forfeited / cancelled	(25,938)	2.65	—	—
Exercised	—	—	—	—
Outstanding as of March 31, 2023	1,469,102	3.17	$635,147	8.1
Options vested and exercisable as of March 31, 2023	1,024,322	$2.87	$557,559	7.7

The fair value of options granted in 2023 was estimated using the following assumptions:

For the Three Months Ended March 31,
2023
Exercise price	$1.05 – 1.29
Term (years)	5.00 – 10.00
Expected stock price volatility	113.1% – 119.5%
Risk-free rate of interest	3.5% – 3.6%

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2023 was $1.08. The aggregate fair value of stock options that vested during the three months ended March 31, 2023 was approximately $272,000.

Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was as follows:

	For the Three Months Ended
	March 31,
	2023	2022
General and administrative	$99,207	$6,417
Research and development	86,371	12,915
Total	$185,578	$19,332

As of March 31, 2023, unrecognized stock-based compensation expense relating to outstanding stock options is approximately $659,000, which is expected to be recognized over a weighted-average period of 1.90 years.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

(Unaudited)

Note 7 — Commitments and Contingencies

Office Leases

        The Company entered into a short-term lease in Palm Beach, Florida with an unrelated party, with a commencement date of May 1, 2022, for approximately $14,000 per month. The lease, which was personally guaranteed by the Company’s CEO, ended on April 30, 2023. During the three months ended March 31, 2023, the Company incurred rent expense on this lease of approximately $48,000, and variable lease expense of approximately $4,000.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. As of March 31, 2023, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims.

Registration Rights Agreements

In connection with the April Private Placement (see Note 6), the Company entered into a Registration Rights Agreement with the purchasers, dated as of April 13, 2022 (the “April Registration Rights Agreement”). The April Registration Rights Agreement provides that the Company shall file a registration statement covering the resale of all of the registrable securities (as defined in the April Registration Rights Agreement) with the SEC. The registration statement on Form S-1 required under the April Registration Rights Agreement was filed with the SEC on May 3, 2022, and became effective on May 20, 2022. A post-effective amendment to the Form S-1 on Form S-3 relating to such registration statement was filed with the SEC on April 28, 2023.

In connection with the August Private Placement (see Note 6), the Company entered into a Registration Rights Agreement with the purchasers, dated as of August 9, 2022 (the “August Registration Rights Agreement”). The August Registration Rights Agreement provides that the Company shall file a registration statement covering the resale of all of the registrable securities (as defined in the August Registration Rights Agreement) with the SEC. The registration statement on Form S-1 required under the August Registration Rights Agreement was filed with the SEC on August 29, 2022, and became effective on September 19, 2022. A post-effective amendment to the Form S-1 on Form S-3 relating to such registration statement was filed with the SEC on April 28, 2023.

Upon the occurrence of any Event (as defined in the April Registration Rights Agreement and the August Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the Private Placement. As of March 31, 2023, the Company determined that the likelihood of the Company incurring liquidated damages pursuant to the April Registration Rights Agreement and the August Registration Rights Agreement is remote, and as such, no accrual of these payments is required as of March 31, 2023.

Milestone and Royalty Obligations

The Company has entered into various license agreements with third parties that obligate the Company to pay certain development, regulatory, and commercial milestones, which aggregate to $115.1 million, as well as royalties based on product sales. See Note 5. As of March 31, 2023, the Company evaluated the likelihood of the Company achieving the specified milestones and generating product sales, and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of March 31, 2023.

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

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

(Unaudited)

Note 8 — Related Party Transactions

The Company originally engaged the Chief Executive Officer, who is also the Board Chairman and prior to the close of the IPO, sole common stockholder of the Company, pursuant to a consulting agreement commencing October 22, 2018, which called for the Company to pay for consulting services performed on a monthly basis. Upon the close of the Company’s IPO, the consulting agreement was terminated and the CEO’s employment agreement became effective. During the three months ended March 31, 2022, the Company incurred approximately $63,000 in fees under the consulting agreement, which is recognized in general and administrative expenses in the accompanying condensed statement of operations.

During 2022 the Company entered into a lease agreement that was personally guaranteed by the Company’s CEO. The lease expired on April 30, 2023. See Note 7.

During the year ended December 31, 2022, the Company’s compensation committee approved one-time bonus awards of $140,000 and $100,000 to the Company’s CEO and Chief Business Officer (“CBO”), respectively, in recognition of their efforts in connection with the Company’s IPO. These bonuses were recognized during the three months ended March 31, 2022, as general and administrative expenses in the accompanying statements of operations.

As of March 31, 2023 and December 31, 2022, the Company has a receivable from related party of approximately $70,000  and $36,000, respectively, which consists of miscellaneous payments made by the Company on the behalf of the Company’s CEO.

A former director of the Company, who currently serves on the Company’s Scientific Advisory Board, serves on the Advisory Board for the Cincinnati Children’s Hospital Medical Center Innovation Fund, which is affiliated with CHMC. The Company has an exclusive license agreement with CHMC as disclosed in Note 5. This director resigned from the Board upon the close of the IPO.

Note 9 — Income Taxes

No provision for federal, state or foreign income taxes has been recorded for the three months ended March 31, 2023 and 2022. The Company has incurred net operating losses for all of the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as income tax expense. For the three months ended March 31, 2023 and 2022, the Company has not recognized any interest or penalties related to income taxes.

Note 10 — Net Loss Per Share

Basic loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period, including pre-funded warrants because their exercise requires only nominal consideration for delivery of shares. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the Company’s warrants and options. Diluted loss per share excludes stock options and warrants from the calculation of net loss per share if their effect would be anti-dilutive.

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

The following securities were excluded from the computation of diluted shares outstanding due to the losses incurred in the periods presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	Three Months Ended March 31,
	2023	2022
Options to purchase shares of common stock	1,469,102	780,640
Warrants	5,264,274	111,111
Total	6,733,376	891,751

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

(Unaudited)

Note 11 — Subsequent Events

On April 19, 2023, the Company entered into an Asset Purchase Agreement (the "APA") with Veru Inc. (the "Seller"). Pursuant to, and subject to the terms and conditions of, the APA, the Company purchased substantially all of the assets related to the Seller’s ENTADFI® product (“ENTADFI®”) and assumed certain liabilities of the Seller (the “Transaction”) for a total possible consideration of $100 million.

In accordance with the APA, the Company agreed to provide the Seller with initial consideration totaling $20 million, consisting of (i) $6.0 million paid upon the closing of the Transaction on April 19, 2023, (ii) an additional $4.0 million in the form of a non-interest bearing note payable due on September 30, 2023, and (iii) an additional $10.0 million in the form of two $5.0 million non-interest bearing notes payable, each due on April 19, 2024 and September 30, 2024.

Additionally, the terms of the APA require the Company to pay the Seller up to an additional $80.0 million based on the Company’s net sales of ENTADFI® after closing (the "Milestone Payments"). The Milestone Payments are payable as follows: (i) $10.0 million is payable upon the first time the Company achieves net sales from ENTADFI® of $100.0 million during a calendar year, (ii) $20.0 million is payable upon the first time the Company achieves net sales from ENTADFI® of $200.0 million during a calendar year, and (3) $50.0 million is payable upon the first time the Company achieves net sales from ENTADFI® of $500.0 million during a calendar year. No more than one Milestone Payment shall be made for the achievement of each net sales milestone.

In connection with the Transaction, the Company also assumed royalty and milestone obligations under an asset purchase agreement for tadalafil-finasteride combination entered into by the Seller and Camargo Pharmaceutical Services, LLC on December 11, 2017 (the “Camargo Obligations”).  The Camargo Obligations assumed by the Company include a 6% royalty on all sales of tadalafil-finasteride and sales milestone payments of up to $22.5 million.

Also in connection with the Transaction, and pursuant to the APA, the Company entered into non-competition and non-solicitation agreements (the “Non-Competition Agreements”) with two of the Seller’s key stockholders and employees (the “Restricted Parties”). The Non-Competition Agreements generally prohibit the Restricted Parties from either directly or indirectly engaging in the Restricted Business (as such term is defined in the APA) for a period of five years from the closing of the Transaction.

The allocation of the purchase price to the underlying assets acquired and liabilities assumed is subject to a formal valuation process. Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting are incomplete at the time of filing of these condensed financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired. The purchase price allocation, and other disclosures required in accordance with authoritative guidance, will be included in the quarterly report on Form 10-Q for the quarter ended June 30, 2023.

On April 21, 2023, the Company filed an amendment to its A&R COI with the Secretary of State of Delaware to change its corporate name from “Blue Water Vaccines Inc.” to “Blue Water Biotech, Inc.”. The name change was effective as of April 21, 2023. In connection with the name change, the Company amended the Company’s bylaws to reflect the corporate name Blue Water Biotech, Inc., also effective on April 21, 2023. No other changes were made to the bylaws.

On May 9, 2023, the Company’s compensation committee approved the issuance of restricted stock, granted under the Company’s 2022 Plan to the Company’s executive officers, employees, and certain of the Company’s consultants. The restricted shares granted totaled 487,500, of which 150,000, 75,000, and 150,000 were granted to the Company’s CEO, Chief Financial Officer, and CBO, respectively. All of the restricted shares granted vest as follows: 50% on August 17, 2023, 25% on August 17, 2024, and 25% on August 18, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Report and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC, on March 9, 2023. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a biotechnology company focused on developing transformational therapies to address significant health challenges globally. We hold exclusive, global rights to novel technology licensed from renowned research institutions around the world, including St. Jude, the University of Oxford, CHMC, and UT Health. We believe that our pipeline and vaccine platform are synergistic for developing next generation preventive vaccines to improve both health outcomes and quality of life globally. Outside of our vaccine franchise, we own ENTADFI®, an FDA-approved, once daily pill that combines finasteride and tadalafil for the treatment of benign prostatic hyperplasia (“BPH”). This combination allows men to receive treatment for their symptoms of BPH without the negative sexual side effects typically seen in patients on finasteride alone.

Since December 31, 2022, key development affecting our business include:

●	Entered into an At The Market Offering Agreement: On March 29, 2023, the Company entered into the ATM Agreement with the Agent, H.C. Wainwright & Co., LLC, to create an at-the-market equity program under which it may sell up to $3,900,000 of shares of the Company’s common stock from time to time through the Agent. Under the ATM Agreement, the Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares of the Company’s common stock under the ATM Agreement.

●	Completed Acquisition of ENTADFI®, an FDA-Approved Benign Prostatic Hyperplasia Asset: On April 19, 2023, the Company entered into the APA with Veru Inc., pursuant to which the Company purchased substantially all of the assets related to the Veru Inc.’s ENTADFI® product and assumed certain liabilities of Veru Inc. Under this agreement, the Company purchased ENTADFI® for a total consideration of up to $100 million, with $20 million paid in defined tranches through September 2024, and the possibility of an additional $80 million based on predetermined annual sales milestones.

●	Hired Key Personnel to Support Commercial Operations and Corporate Development: In February 2023, the Company announced the appointment of seasoned commercial operations leader, Frank Jaeger, as Senior Vice President of Marketing and Business Development. The Company will leverage Mr. Jaeger’s experience, specifically in men’s health through his experience with JATENZO® and AndroGel 1.62%, in the official launch of ENTADFI® and its anticipated success within the BPH market. Also, in May 2023, the Company announced the appointment of Jay Newmark, M.D., MBA, a board-certified urologist with decades of medical and commercial Men’s Health experience, as Chief Medical Officer to support the launch of ENTADFI®. Dr. Newmark’s engagement with the Company will expire in June 2023, but he will support launch activities until his departure. The Company will rely heavily on Mr. Jaeger to ensure successful launch and future sales of ENTADFI®.

●	Announced Timothy Ramdeen to the Board of Directors: In January 2023, the Company announced the appointment of seasoned public market and private equity investment leader, Timothy Ramdeen, to the Board. Mr. Ramdeen has nearly a decade of experience in private equity and hedge fund investing, capital markets, and company formation.

●	Presented at Key Scientific and Investor Conferences: Throughout the first quarter of 2023 and to date, the Company’s management presented its corporate overview and Company updates at key investor, financial, and scientific conferences to highlight the value story of the BWV pipeline and target leaders within the investment community. In January 2023, the Company presented an overview of its vaccine candidate pipeline and progress at Biotech Showcase 2023 during the 41st annual J.P. Morgan Healthcare Conference Week in San Francisco, California. In addition, the Company’s management participated in the World Vaccine Congress Washington D.C. in April 2023. To promote ENTADFI® and connect with leaders in the urology space, the Company’s management sponsored a booth at the American Urological Association Annual Meeting 2023 in Chicago, Illinois.

●	Announced Joint Development Agreement with AbVacc for Marburg and Monkeypox Vaccine Candidates: In February 2023, the Company announced a partnership with AbVacc for the joint development of novel vaccine candidates targeting monkeypox, Marburg virus disease, among others. Vaccine candidates will utilize the Company’s norovirus shell and protrusion virus-like particle platform, which allows for the presentation of multiple antigens on the surface of either the S or P particle of a norovirus backbone. Under this agreement, the Company and AbVacc will work collaboratively to identify appropriate antigens to use within this platform and will work toward clinical development of vaccine candidates.

●	Signed Sponsored Research Agreement with The University of Texas Health Science Center at San Antonio for Non-Human Primate Study for Chlamydia Vaccine Development: In March 2023, the Company signed a sponsored research agreement with UT Health to initiate a non-human primate study for the Company’s live attenuated, orally delivered Chlamydia vaccine, BWV-401. In this study, non-human primates will be vaccinated with BWV-401 and subsequently challenged against Chlamydia to validate they hypothesis that this vaccine is both safe and efficacious in a human-like model.

An updated summary of the Company’s pipeline for all vaccine candidates is provided as follows:

Since our inception in October 2018 until April 2023, when we acquired ENTADFI®, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies and enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale, aside from ENTADFI®, and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from our sale of preferred securities to seed investors, the close of the IPO, and the close of the Private Placements. We will continue to require additional capital to commercialize ENTADFI® and develop our vaccine candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our vaccine candidates or other products, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We have incurred net losses since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, our expenditures on other research and development activities and commercialization activities. As of March 31, 2023, the Company had working capital of approximately $19.7 million and an accumulated deficit of approximately $22.2 million. We will need to raise additional capital to sustain operations within the one-year period following the issuance of the accompanying condensed financial statements.

While we believe that we can raise additional capital to fund our planned operations, until we generate revenue sufficient to support self-sustaining cash flows, if ever, we will need to raise additional capital to fund our continued operations, including our product development and commercialization activities related to our current and future products. There can be no assurance that additional capital will be available to us on acceptable terms, or at all, or that we will ever generate revenue sufficient to provide for self-sustaining cash flows. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

We do not expect to generate any revenue from our vaccine candidates until we successfully complete development and obtain regulatory approval, which we expect will take a number of years. Our lead vaccine candidate, BWV-201, is anticipated to enter a Phase I clinical trial in 2024. Given ENTADFI® is currently approved, we expect to generate revenue from this product’s sales in the near term. Although we anticipate sales of ENTADFI® to offset some expenses relating to its commercial scale up and development, as well as the development of our vaccine candidates in the future, we expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	advance vaccine candidates through preclinical studies and clinical trials;

●	require the manufacture of supplies for our preclinical studies and clinical trials;

●	pursue regulatory approval of vaccine candidates;

●	hire additional personnel;

●	operate as a public company;

●	acquire, discover, validate and develop additional vaccine candidates; and

●	obtain, maintain, expand and protect our intellectual property portfolio.

●	Commercialize and launch ENTADFI®

We rely and will continue to rely on third parties in the conduct of our preclinical studies and clinical trials as well as for the manufacturing and supply of our vaccine candidates and ENTADFI®. We have no internal manufacturing capabilities, and we will continue to rely on third parties, of which the main suppliers are single-source suppliers, for our preclinical, clinical trial materials, and our commercial product. As we have a product in commercial stage, we are seeking to build a robust and efficient commercial team to accommodate this development. This includes appropriate personnel and third party relationships and contracts to execute our commercialization strategy. Accordingly, we also expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution for those products.

Because of the numerous risks and uncertainties associated with vaccine development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from the sale of our vaccines and ENTADFI®, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations.

Certain Significant Relationships

We have entered into grant, license and collaboration arrangements with various third parties as summarized below. For further details regarding these and other agreements, see Notes 5 and 7 to each of our audited financial statements included in the Form 10-K and unaudited financial statements included elsewhere in this Report.

Ology MSA

In July 2019, we entered into a development and manufacturing master services agreement with Ology, pursuant to which Ology is obligated to perform manufacturing process development and clinical manufacture and supply of components.

The Company entered into an initial Project Addendum on October 18, 2019 and the Company was required to pay Ology an aggregate of approximately $4 million. Due to unforeseen delays associated with COVID-19, the Company and Ology entered into a letter agreement dated January 9, 2020 to stop work on the project, at which point, the Company had paid Ology $100,000 for services. The second Project Addendum was executed May 21, 2021, pursuant to which the Company is obligated to pay Ology an aggregate amount of approximately $2.8 million, plus reimbursement for materials and outsourced testing, which will be billed at cost plus 15%.

During 2022, the Company entered into three amendments to the Ology MSA, to adjust the scope of work defined in the second Project Addendum. The amendments resulted in a net increase to the Company’s obligations under the second Project Addendum of $154,000. On March 27, 2023, the second Project Addendum to the Ology MSA was further amended to increase the scope of the project, resulting in an increase to the Company’s obligations of $180,000 under the Ology MSA.

For additional details regarding our relationship with Ology, see Note 5 to our condensed financial statements included elsewhere in this Report.

Cincinnati Children’s Hospital Medical Center Agreement

On June 1, 2021, we entered into an exclusive, worldwide license agreement with CHMC, pursuant to which we obtained the right to develop and commercialize certain CHMC patents and related technology directed at a virus-like particle vaccine platform that utilizes nanoparticle delivery technology, which may have potential broad application to develop vaccines for multiple infectious diseases.

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

Oxford University Innovation Limited Agreement

On July 16, 2019, we entered into an exclusive, worldwide license agreement with Oxford University Innovation Limited, pursuant to which we obtained the right to develop and commercialize certain licensed technology entitled “Immunogenic Composition.”

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

St. Jude Children’s Research Hospital, Inc. Agreement

On January 27, 2020, we entered into an exclusive, worldwide license agreement with St. Jude, pursuant to which we acquired the right to develop certain licensed products and produce vaccines for use in humans.

Under the St. Jude Agreement, we agreed to pay an initial license fee, an annual maintenance fee, milestone payments, patent reimbursement, and running royalties based on the net sales of licensed products. On May 11, 2022, the Company and St. Jude entered into the St. Jude Amendment. The St. Jude Amendment provides for a revised development milestone timeline, a one-time license fee of $5,000, and an increase to the royalty rate from 4% to 5%. The St. Jude Amendment also provides for an increase to the contingent milestone payments, from $1.0 million to $1.9 million in the aggregate; specifically, development milestones of $0.3 million, regulatory milestones of $0.6 million, and commercial milestones of $1.0 million. On March 22, 2023, the Company entered into another amendment to the St. Jude Agreement, whereby the development milestone timeline was further revised. For additional details regarding our relationship with St. Jude, see Notes 5 to our financial statements included elsewhere in this Report. The St. Jude license includes:

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

AbVacc Co-Development Agreement

On February 1, 2023, the Company entered into the Co-Development Agreement with AbVacc for the purpose of conducting research aimed at co-development of specific vaccine candidates, including monkeypox and Marburg virus disease with the potential to expand to others using the Norovirus nanoparticle platform, and to govern the sharing of materials and information, as defined in the agreement, for the Co-Development Project. Under the Co-Development Agreement, AbVacc and the Company will collaborate, through a joint development committee, to establish and implement a development plan or statement of work for each Co-Development Project targeted product. Under the Co-Development Agreement, either the Company or AbVacc, whichever party is the primary sponsor of any resulting product (as defined in the Co-Development Agreement), will be obligated to compensate the other party for certain milestone payments that would range between $2.1 million and $4.75 million, plus royalties of between 2% to 4%. The term of the Co-Development Agreement is three years from the effective date, unless previously terminated by either party, in accordance with the Co-Development Agreement.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our statements of operations for the periods indicated:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
Operating expenses
General and administrative	$1,766,022	$1,615,569	150,453	9.3%
Research and development	1,082,237	455,092	627,145	137.8%
Total operating expenses	2,848,259	2,070,661	777,598	37.6%
Loss from operations	(2,848,259)	(2,070,661)	(777,598)	37.6%
Total other income	(1,615)	—	(1,615)	*
Net loss	$(2,846,664)	$(2,070,661)	(775,983)	37.5%

*	Not meaningful

General and Administrative Expenses

For the three months ended March 31, 2023, general and administrative expenses increased by $0.2 million compared to the same period in 2022. The increase was mainly due to an increase in professional fees of approximately $0.2 million and an increase in various business activities related to company growth and development such as business advisory services, travel, and rent expense totaling approximately $0.4 million. These increases were offset by a decrease in employee compensation of approximately $0.1 million as well as $0.3 million of a non-recurring expense in the three months ended March 31, 2022 to early terminate an agreement with an underwriter, with no similar expense in the current period.

Research and Development Expenses

For the three months ended March 31, 2023, research and development expenses increased by approximately $0.6 million compared to the same period in 2022. The increase was primarily attributable to an increase in preclinical development activities of approximately $0.3 million mainly related to BWV-101 and BWV-201, and an increase in research and development personnel costs of approximately $0.3 million.

Other Income

Other income relates to the change in fair value of the contingent warrant liability, which was incurred at the close of the April and August private placements during 2022. There was no other income or expense during the three months ended March 31, 2022.

Liquidity and Capital Resources

Since inception, we have devoted substantially all of our efforts to research and development, undertaking preclinical studies and enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale, aside from ENTADFI®, and have not generated any revenue from product sales.

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net loss was $2.8 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $22.2 million. We also generated negative operating cash flows of $4.4 million for the three months ended March 31, 2023. During April 2023, the Company completed an acquisition of assets relating to ENTADFI® that requires the Company to pay initial consideration of $20.0 million, of which $6.0 million was paid upon close, and $9.0 million of the remainder is due to the seller of the assets within one year of the date the accompanying condensed financial statements were issued. The remaining $5.0 million is due in September 2024.

  As further discussed in Note 2 of the condensed financial statements included elsewhere in this Report, management has concluded that there is substantial doubt regarding our ability to continue as a going concern for one year from the issuance of the accompanying condensed financial statements.

We will require significant amounts of additional capital to continue to fund our continuing operations, satisfy existing and future obligations and liabilities, and otherwise support our working capital needs and business activities, including the commercialization of ENTADFI® and the development and commercialization of our current product candidates and future product candidates. Management’s plans include generating product revenue from sales of ENTADFI®, which is subject to successful commercialization activities, some of which are outside of the Company’s control, including but not limited to, securing contracts with wholesalers and third party payers, securing contracts with third-party logistics providers, obtaining required licensure is various jurisdictions, and building a salesforce, as well as attempting to secure additional required funding through equity or debt financings if available. However, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to cease our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Future Funding Requirements

Our primary uses of cash to date have been to fund our operations, which consist primarily of research and development expenditures related to our programs and general and administrative expenditures. We anticipate that we will continue to incur significant expenses for the foreseeable future as we continue to advance our vaccine candidates, commercialize ENTADFI®, expand our corporate infrastructure, including the costs associated with being a public company. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations and in order to execute our long term business plan.

We will need to raise additional capital prior to commencing additional pivotal trials for certain of our vaccine candidates. Until we can generate a sufficient amount of revenue from the commercialization of our vaccine candidates, sales of ENTADFI®, or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The future sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

Our future capital requirements will depend on many factors, including:

●	the timing, scope, progress, results and costs of research and development, testing, screening, manufacturing, preclinical and non-clinical studies and clinical trials, including any impacts related to the COVID-19 pandemic;

●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform field efficacy studies for our vaccine candidates, require more studies than those that we currently expect or change their requirements regarding the data required to support a marketing application;

●	the cost of building a sales force in anticipation of any product commercialization;

●	the costs of future commercialization activities, including product manufacturing, marketing, sales, royalties and distribution, for ENTADFI® or any of our vaccine candidates for which we receive marketing approval;

●	our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;

●	any product liability or other lawsuits related to our products;

●	the expenses needed to attract, hire and retain skilled personnel;

●	the revenue, if any, received from commercial sales, or sales to foreign governments, of ENTADFI® or our vaccine candidates for which we may receive marketing approval;

●	the costs to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing our patents or other intellectual property rights;

●	expenses needed to attract, hire and retain skilled personnel;

●	the costs of operating as a public company; and

●	the impact of the COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

A change in the outcome of any of these or other variables could significantly change the costs and timing associated with the development of our vaccine candidates. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net cash used in operating activities	(4,446,083)	(886,091)
Net cash used in investing activities	(1,819)	(5,197)
Net cash provided by (used in) financing activities	(48,954)	17,572,063
Net increase (decrease) in cash	(4,496,856)	16,680,775

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $4.4 million, which primarily resulted from a net loss of $2.8 million, which was partially offset by noncash stock-based compensation of approximately $0.2 million, and a net change in our operating assets and liabilities of $1.8 million.

Net cash used in operating activities for the three months ended March 31, 2022 was $0.9 million, which primarily resulted from a net loss of $2.1 million, and was partially offset by a net change in our operating assets and liabilities of $1.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $2,000 and $5,000, respectively, which resulted from purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $49,000, and resulted from $33,000 in purchases of treasury shares and $16,000 of payment in deferred offering costs.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of March 31, 2023, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

JOBS Act

Section 107 of the Jumpstart Our Business Startups Act (“JOBS”) Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period.

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

Purchase of ENTADFI®

On April 19, 2023, the Company entered into the APA. Pursuant to, and subject to the terms and conditions of, the APA, the Company purchased substantially all of the assets related to the Seller’s ENTADFI® business and assumed certain liabilities of the Seller . The Transaction closed on April 19, 2023.

The Company purchased substantially all of the Seller’s assets, rights and property related to ENTADFI®  for a total possible consideration of $100.0 million (as described below). The acquisition of ENTADFI®  capitalizes on the demonstrable success of the FDA-approved drug ENTADFI® for treating benign prostatic hyperplasia and counteracting negative sexual side effects seen in men on alternative BPH therapies.

Furthermore, in connection with the Transaction, the Company assumed royalty and milestone obligations under an asset purchase agreement for tadalafil-finasteride combination entered into by the Seller and Camargo Pharmaceutical Services, LLC on December 11, 2017.  The Camargo Obligations assumed by the Company include a 6% royalty on all sales of tadalafil-finasteride and sales milestone payments of up to $22.5 million.

Pursuant to the terms of the APA, the Company agreed to provide the Seller with initial consideration totaling $20.0 million, consisting of (i) $6.0 million paid upon the closing of the Transaction, (ii) an additional $4.0 million in the form of a non-interest bearing note payable due on September 30, 2023, and (iii) an additional $10.0 million in the form of two equal (i.e. each for $5.0 million) non-interest bearing notes payable, each due on April 19, 2024 and September 30, 2024.

Additionally, the terms of the APA require the Company to pay the Seller up to an additional $80.0 million based on the Company’s net sales from the ENTADFI® business after closing. The Milestone Payments are payable as follows: (i) $10.0 million is payable if the Company’s annual net sales from the ENTADFI® business equal or exceed $100.0 million, (ii) $20.0 million is payable if the Company’s annual net sales from the ENTADFI® business equal or exceed $200.0 million, and (3) $50.0 million is payable if annual net sales from the ENTADFI® business equal or exceed $500.0 million. No more than one Milestone Payment shall be made for the achievement of each net sales milestone. There can be no assurance that the net sales milestones for payment of any of the Milestone Payments will be reached.

Corporate Name Change

On April 21, 2023, the Company filed an amendment to its A&R COI with the Secretary of State of Delaware to change its corporate name from “Blue Water Vaccines Inc.” to “Blue Water Biotech, Inc.” The name change was effective as of April 21, 2023.

In connection with the name change, the Company amended the Company’s bylaws to reflect the corporate name Blue Water Biotech, Inc., also effective on April 21, 2023. No other changes were made to the bylaws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023, as a result of the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting existing as of March 31, 2023 are as follows:

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

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weaknesses are remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the material weaknesses, which includes steps to increase dedicated qualified personnel including financial consultants, improve reporting processes, and design and implement new controls. We have also implemented a related party transactions approval policy which our Board approved on June 24, 2022. Further, we have designed certain controls surrounding the identification, approval and reporting of related party transactions, which we expect to implement during 2023. We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors

There is substantial doubt about our ability to continue as a “going concern.”

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of March 31, 2023, the Company had cash of approximately $20.3 million, working capital of approximately $19.7 million and an accumulated deficit of approximately $22.2 million. During April 2023, the Company completed an acquisition of assets that requires the Company to pay initial consideration of $20.0 million, of which $6.0 million was paid upon close, and $9.0 million of the remainder is due to the seller of the assets within one year of the date these accompanying condensed financial statements were issued. The remaining $5.0 million is due in September 2024.

The Company will require significant additional capital to fund its continuing operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s working capital needs and business activities, including the commercialization of ENTADFI® and the development and commercialization of its current product candidates and future product candidates. Management’s plans include generating product revenue from sales of ENTADFI®, which is subject to successful commercialization activities, some of which are outside of the Company’s control, including but not limited to, securing contracts with wholesalers and third party payers, securing contracts with third-party logistics providers, obtaining required licensure in various jurisdictions, and building a salesforce, as well as attempting to secure additional required funding through equity or debt financings if available. However, there are currently no commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials, development and/or commercialization of products and product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date of the issuance of the condensed financial statements included elsewhere in this Report.

We expect to rely on third party manufacturers for ENTADFI®.

For the foreseeable future, we expect to and do rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of ENTADFI® to meet demand. ENTADFI® is complicated and expensive to manufacture. If our third-party manufacturers fail to deliver ENTADFI® for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of ENTADFI®. While we may be able to identify replacement third-party manufacturers or develop our own manufacturing capabilities for ENTADFI®, this process would likely cause a delay in the availability of ENTADFI® and an increase in costs. In addition, third-party manufacturers may have a limited number of facilities in which ENTADFI® can be produced, and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in ENTADFI®.

In addition, regulatory requirements could pose barriers to the manufacture of ENTADFI®. Third-party manufacturers are required to comply with the FDA’s cGMPs. As a result, the facilities used by any manufacturers of ENTADFI® must maintain a compliance status acceptable to the FDA. Holders of NDAs, or other forms of FDA approvals or clearances, or those distributing a regulated product under their own name, are responsible for manufacturing even though that manufacturing is conducted by a third-party contract manufacturing organization (“CMO”). Our third-party manufacturers will be required to produce ENTADFI® under FDA cGMPs in order to meet acceptable standards. Our third-party manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to commercialize our drug candidates. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply, recalls, withdrawals, issuance of safety alerts and criminal prosecutions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Finally, we also could experience manufacturing delays if our CMOs give greater priority to the supply of other products over ENTADFI® or otherwise do not satisfactorily perform according to the terms of their agreements with us.

If any supplier for ENTADFI® experiences any significant difficulties in its manufacturing processes, does not comply with the terms of the agreement between us or does not devote sufficient time, energy and care to providing our manufacturing needs, we could experience significant interruptions in the supply of ENTADFI®, which could impair our ability to supply ENTADFI® at the levels required for our clinical trials or commercialization and prevent or delay its successful development and commercialization.

Disruptions to or significantly increased costs associated with transportation and other distribution channels for ENTADFI® may adversely affect our margins and profitability.

We expect to rely on the uninterrupted and efficient operation of third-party logistics companies to transport and deliver ENTADFI®. These third-party logistics companies may experience disruptions to the transportation channels used to distribute our products, including disruptions caused by the COVID-19 pandemic, increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, and a shortage of manpower or capital or due to other business interruptions. Disruptions to the transportation channels experienced by our third-party logistics companies may result in increased costs, including the additional use of airfreight to meet demand. Disruptions to this business model or our relationship with the third party if, for example, performance fails to meet our expectations, could harm our business.

We may fail or elect not to commercialize ENTADFI®.

We may not successfully commercialize ENTADFI®. We or our collaboration partners in any potential commercial marketing efforts of ENTADFI may not be successful in achieving widespread patient or physician awareness or acceptance of this product. Also, we may be subject to pricing pressures from competitive products or from governmental or commercial payors or regulatory bodies that could make it difficult or impossible for us to commercialize ENTADFI® successfully. Any failure to commercialize ENTADFI® could have a material adverse effect on our future revenue and our business.

If we fail to commercialize ENTADFI®, our business, financial condition, results of operations and prospects may be materially adversely affected and our reputation in the industry and in the investment community would likely be damaged.

We may not be able to gain and retain market acceptance for ENTADFI®.

Physicians may not prescribe ENTADFI®, which would prevent ENTADFI® from generating revenue. Market acceptance of ENTADFI® by physicians, patients and payors, will depend on a number of factors, many of which are beyond our control, including the following:

●	the clinical indications for which ENTADFI® is approved, if at all;

●	acceptance by physicians and payors of ENTADFI® as safe and effective treatment;

●	the cost of treatment in relation to alternative treatments;

●	the relative convenience and ease of administration of ENTADFI® in the treatment of the conditions for which it is intended;

●	the availability and efficacy of competitive drugs;

●	the effectiveness of our sales and marketing efforts;

●	the extent to which ENTADFI® is approved for inclusion on formularies of hospitals and managed care organizations;

●	the availability of coverage and adequate reimbursement by third parties, such as insurance companies and other health care payors, or by government health care programs, including Medicare and Medicaid;

●	limitations or warnings contained in a product’s FDA or other applicable regulatory agency’s approved labeling; and

●	prevalence and severity of adverse side effects.

Even if the medical community accepts that ENTADFI® is safe and efficacious for its approved indications, physicians may not immediately be receptive to the use or may be slow to adopt such products as an accepted treatment for the conditions for which it is intended. Without head-to-head comparative data, we will also not be able to promote ENTADFI® as being superior to competing products. If ENTADFI® does not achieve an adequate level of acceptance by physicians and payors, we may not generate sufficient or any revenue from this product. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product may require significant resources and may never be successful.

In addition, even if ENTADFI® achieve market acceptance, we may not be able to maintain that market acceptance over time if:

●	new products or technologies are introduced that are more favorably received than ENTADFI®, are more cost effective or render ENTADFI® obsolete;

●	unforeseen complications arise with respect to use of ENTADFI®; or

●	sufficient third-party insurance coverage or reimbursement does not remain available.

We may experience competition for ENTADFI®.

We are engaged in the marketing of a product in industries, including the pharmaceutical industry, that are highly competitive. The pharmaceutical industry is also characterized by extensive research and rapid technological progress. Potential competitors with respect to ENTADFI® in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions and government agencies. Many of our competitors have substantially greater research and development and regulatory capabilities and experience, and substantially greater management, manufacturing, distribution, marketing and financial resources, than we have. We may be unable to compete successfully against current and future competitors, and competitive pressures could have a negative effect on our net revenues and profit margins.

Other parties have developed and marketed drugs for BPH that have been accepted by the physician, patient and payor communities. Many of these other products have also reached the point where they are now generic drugs, which means that they are sold at a very low price, a price which ENTADFI® may not be able to meet which could limit ENTADFI®’s reach into the physician, patient and payor communities, including government payors.

We may not be able to successfully implement our strategy to grow sales of ENTADFI in the U.S. market or, if authorized, in any foreign market.

We may not be able to expand sales of ENTADFI® through partnering with telemedicine or other partners or through our own commercialization efforts. We may not be able to command a price with private and government payors for ENTADFI® that would justify our devotion of significant resources to attempting to grow sales of ENTADFI®. We may not be able to compete efficiently or effectively in a mature BPH market which is heavily generic. Failure to grow sales of ENTADFI® would have a negative effect on our revenue and future plans.

For additional risks relating to our operations, see the section titled “Risk Factors” contained in our Annual Report on Form 10-K, filed with the SEC on March 9, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

On November 10, 2022, the Board approved a share repurchase program to allow for the Company to repurchase up to 5.0 million shares of common stock, with discretion to management to make purchases subject to market conditions. The maximum purchase price is $2.00 per share and there is no expiration date for this program.

Below is a summary of stock repurchases for the three months ended March 31, 2023. See Note 6 to our condensed financial statements included elsewhere in this Report for more information regarding our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)
Beginning repurchase authority	459,729			4,690,559
March 1 – March 31, 2023
Shares repurchased	32,638	$1.03	32,638	4,507,633
Total	492,367		492,367	4,507,633

(1)

On November 10, 2022, the Board approved a share repurchase program to allow for the Company to repurchase up to 5.0 million shares of the Company’s common stock at a price of $1.00 per share, with discretion to management to make purchases subject to market conditions. On November 18, 2022 the Board approved an increase in the price to $2.00 per share.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Report.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation.(1)
3.2	Second Amended and Restated Bylaws of the Company.(1)
10.1	Patent & Technology License Agreement, dated November 18, 2022, between the Company and the University of Texas Health Science Center at San Antonio.*
10.2	Co-Development Agreement, dated February 1, 2023, between the Company and AbVacc, Inc.*
10.3	At-the-Market Offering Agreement, dated March 29, 2023, between the Company and H.C. Wainwright & Co., LLC.(2)
10.4	Asset Purchase Agreement, dated April 19, 2023, between the Company and Veru Inc.(3)†
10.5	Form of Non-Competition and Non-Solicitation Agreement, dated April 19, 2023.(3)
10.6	Promissory Note, dated April 19, 2023.(4)
10.7	Promissory Note, dated April 19, 2023.(4)
10.8	Promissory Note, dated April 19, 2023.(4)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2023.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2023.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2023.
(4)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 on Form S-3 filed with the SEC on April 28, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Water Biotech, Inc.

Date: May 12, 2023	By:	/s/ Joseph Hernandez
Joseph Hernandez
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: May 12, 2023	By:	/s/ Jon Garfield
Jon Garfield
Chief Financial Officer
(principal financial and accounting officer)