Form 10-Q
period 2023-09-30
Blue Water Biotech, Inc.
filed 2023-11-17
CIK 1782107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 17, 2023, the registrant had 18,655,412 shares of common stock, $0.00001 par value per share, outstanding.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WATER BIOTECH, INC.
Condensed Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$7,653,975	$25,752,659
Inventories	1,419,272	—
Prepaid expenses and other current assets	467,738	469,232
Receivable from related parties, net	—	35,850
Total current assets	9,540,985	26,257,741

Prepaid expenses, long-term	55,499	38,617
Property and equipment, net	12,503	14,089
Deferred offering costs	366,113	—
Intangible asset	17,906,771	—
Total assets	$27,881,871	$26,310,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,176,332	$1,499,296
Accrued expenses	1,538,544	2,409,128
Notes payable, net of debt discount of $569,907	12,920,093	—
Contingent warrant liability	10,461	14,021
Total current liabilities	17,645,430	3,922,445

Commitments and Contingencies (see Note 9)

Stockholders’ equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; 10,000 and 0 shares designated as Series A convertible preferred stock at September 30, 2023 and December 31, 2022, respectively; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized at September 30, 2023 and December 31, 2022; 18,336,597 and 15,724,957 shares issued at September 30, 2023 and December 31, 2022, respectively; 17,819,198 and 15,265,228 shares outstanding at September 30, 2023 and December 31, 2022, respectively	183	157
Additional paid-in-capital	45,297,371	42,331,155
Treasury stock, at cost; 517,399 and 459,729 shares of common stock at September 30, 2023 and December 31, 2022, respectively	(625,791)	(566,810)
Accumulated deficit	(34,435,322)	(19,376,500)
Total stockholders’ equity	10,236,441	22,388,002
Total liabilities and stockholders’ equity	$27,881,871	$26,310,447

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER BIOTECH, INC.
Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating expenses
Selling, general and administrative	$4,268,845	$2,694,254	$8,337,615	$7,311,243
Research and development	219,238	1,175,480	2,148,327	2,924,037
Impairment of deposit on asset purchase agreement	—	—	3,500,000	—
Total operating expenses	4,488,083	3,869,734	13,985,942	10,235,280
Loss from operations	(4,488,083)	(3,869,734)	(13,985,942)	(10,235,280)
Other income (expense)
Loss on extinguishment of note payable	(490,000)	—	(490,000)	—
Interest expense	(269,097)	—	(483,093)	—
Change in fair value of contingent warrant liability	(99,728)	3,072	(99,787)	33,375
Total other income (expense)	(858,825)	3,072	(1,072,880)	33,375
Net loss	$(5,346,908)	$(3,866,662)	$(15,058,822)	$(10,201,905)
Cumulative preferred stock dividends	—	—	—	96,359
Net loss applicable to common stockholders	$(5,346,908)	$(3,866,662)	$(15,058,822)	$(10,298,264)

Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.27)	$(0.92)	$(0.94)
Weighted average number of common shares outstanding, basic and diluted	17,521,562	14,338,379	16,452,136	10,949,265

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER BIOTECH, INC.
Condensed Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at December 31, 2022	—	$—	15,724,957	$157	$42,331,155	(459,729)	$(566,810)	$(19,376,500)	$22,388,002
Exercise of pre-funded warrants	—	—	646,640	7	(7)	—	—	—	—
Stock-based compensation	—	—	—	—	185,578	—	—	—	185,578
Purchase of treasury shares	—	—	—	—	—	(32,638)	(33,454)	—	(33,454)
Net loss	—	—	—	—	—	—	—	(2,846,644)	(2,846,644)
Balance at March 31, 2023	—	$—	16,371,597	$164	$42,516,726	(492,367)	$(600,264)	$(22,223,144)	$19,693,482
Exercise of stock options	—	—	45,920	—	459	—	—	—	459
Issuance of restricted stock	—	—	512,940	5	(5)	—	—	—	—
Stock-based compensation	—	—	—	—	272,781	—	—	—	272,781
Purchase of treasury shares	—	—	—	—	—	(25,032)	(25,527)	—	(25,527)
Net loss	—	—	—	—	—	—	—	(6,865,270)	(6,865,270)
Balance at June 30, 2023	—	$—	16,930,457	$169	$42,789,961	(517,399)	$(625,791)	$(29,088,414)	$13,075,925
Issuance of common stock from exercise of preferred investment options	—	—	1,575,000	16	2,272,822	—	—	—	2,272,838
Issuance of warrants for settlement of contingent warrants	—	—	—	—	129,184	—	—	—	129,184
Stock-based compensation	—	—	—	—	105,402	—	—	—	105,402
Restricted stock forfeitures	—	—	(168,860)	(2)	2	—	—	—	—
Net loss	—	—	—	—	—	—	—	(5,346,908)	(5,346,908)
Balance at September 30, 2023	—	$—	18,336,597	$183	$45,297,371	(517,399)	$(625,791)	$(34,435,322)	$10,236,441

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	1,146,138	$11	3,200,000	$32	$7,403,204	$(5,956,670)	$1,446,577
Issuance of common stock in initial public offering, net of $2.9 million of offering costs	—	—	2,222,222	22	17,138,818	—	17,138,840
Conversion of convertible preferred stock to common stock upon initial public offering	(1,146,138)	(11)	5,626,365	56	(45)	—	—
Stock-based compensation	—	—	—	—	19,332	—	19,332
Net loss	—	—	—	—	—	(2,070,661)	(2,070,661)
Balance at March 31, 2022	—	$—	11,048,587	$110	$24,561,309	$(8,027,331)	$16,534,088
Issuance of common stock and warrants in private placement, net of $1.1 million of offering costs	—	—	590,406	6	6,858,322	—	6,858,328
Exercise of pre-funded warrants	—	—	590,406	6	(6)	—	—
Stock-based compensation	—	—	—	—	1,447,127	—	1,447,127
Net loss	—	—	—	—	—	(4,264,582)	(4,264,582)
Balance at June 30, 2022	—	$—	12,229,399	$122	$32,866,752	$(12,291,913)	$20,574,961

Issuance of common stock and warrants in private placement, net of $2.2 million of offering costs	—	—	1,350,000	14	8,689,302	—	8,689,316
Exercise of stock options	—	—	165,452	2	1,653	—	1,655
Exercise of pre-funded warrants	—	—	945,000	9	936	—	945
Stock-based compensation	—	—	—	—	329,809	—	329,809
Net loss	—	—	—	—	—	(3,866,662)	(3,866,662)
Balance at September 30, 2022	—	$—	14,689,851	$147	$41,888,452	$(16,158,575)	$25,730,024

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER BIOTECH, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash flows from operating activities
Net loss	$(15,058,822)	$(10,201,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of deposit on asset purchase agreement	3,500,000	—
Stock-based compensation	563,761	1,796,268
Amortization of debt discount	483,093	—
Loss on extinguishment of note payable	490,000	—
Loss on impairment of other long-lived assets	267,019	—
Loss on related party receivable	265,648	—
Depreciation expense	4,886	4,906
Change in fair value of contingent warrant liability	99,787	(33,375)
Changes in assets and liabilities:
Inventories	(299,272)	—
Prepaid expenses and other current assets	(9,526)	(469,278)
Prepaid expenses, long-term	(16,882)	(66,357)
Deposit	—	(27,588)
Accounts payable	1,418,048	361,103
Accrued expenses	(976,871)	2,760,734
Net cash used in operating activities	(9,269,131)	(5,875,492)

Cash flows from investing activities
Acquisition of assets, including transaction costs of $79,771	(6,079,771)	—
Deposit made in connection with asset purchase agreement	(3,500,000)	—
Purchases of other long-lived assets	(51,744)	—
Net advances to related parties	(229,798)	(22,149)
Purchases of property and equipment	(3,300)	(9,339)
Net cash used in investing activities	(9,864,613)	(31,488)

Cash flows from financing activities
Purchase of treasury shares	(58,981)	—
Payment of deferred offering costs	(205,093)	(51,304)
Principal payment of note payable	(1,000,000)	—
Proceeds from exercise of preferred investment options, net	2,298,675	—
Proceeds from exercise of stock options	459	1,655
Proceeds from issuance of common stock in initial public offering, net of underwriting discount	—	18,400,000
Payments of initial public offering costs	—	(926,972)
Proceeds from issuance of common stock and warrants in private placements, net of placement agent discount	—	16,468,123
Payment of private placement issuance costs		(777,225)
Proceeds from exercise of pre-funded warrants	—	945
Net cash provided by financing activities	1,035,060	33,115,222
Net increase (decrease) in cash	(18,098,684)	27,208,242
Cash, beginning of period	25,752,659	1,928,474
Cash, end of period	$7,653,975	$29,136,716

Noncash investing and financing activities:
Inventory and intangible assets acquired through issuance of notes payable	$12,947,000	$—
Incremental fair value of exchanged preferred investment options	$2,613,011	$860,204
Deferred offering costs included in accounts payable and accrued expenses	$150,000	$125,000
Recognition of contingent warrant liability	$25,837	$75,431
Warrants issued for settlement of contingent warrants	$129,184	$—
Deferred offering costs previously included in prepaid expenses	$(11,020)	$—
Exercise of pre-funded warrants	$7	$6
Issuance of restricted stock	$5	$—
Restricted stock forfeitures	$(2)	$—
Payment of accrued bonus through related party receivable	$—	$140,000
Private placement offering costs included in accounts payable	$—	$67,823
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$45

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 1 — Organization and Basis of Presentation

Organization and Nature of Operations

Blue Water Biotech, Inc. (formerly known as Blue Water Vaccines Inc.) (the “Company”) was formed on October 26, 2018. Historically, the Company’s focus was on the research and development of transformational vaccines to prevent infectious diseases worldwide. In April 2023, the Company acquired ENTADFI®, with plans to commercialize it. ENTADFI® is a Food and Drug Administration (“FDA”)-approved, once daily pill that combines finasteride and tadalafil for the treatment of benign prostatic hyperplasia. This combination allows men to receive treatment for their symptoms of benign prostatic hyperplasia without the negative sexual side effects typically seen in patients on finasteride alone. During the third quarter of 2023, the Company deprioritized its efforts on vaccine development activities to pursue and focus on commercialization activities for ENTADFI®. On October 30, 2023, the Company announced a new business strategy of focusing its efforts on building a foundation of therapeutic, diagnostic, and service products in the field of oncology that will bolster and enrich the practice of medicine for clinicians. ENTADFI® will become the inaugural therapeutic drug in the Company’s expanding portfolio of oncology therapeutics once launched.

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

Unaudited Interim Financial Statements

The accompanying condensed balance sheet as of September 30, 2023, and the condensed statements of operations and the condensed statements of changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. The financial data and the other financial information disclosed in the notes to these condensed financial statements related to the three and nine-month periods are also unaudited. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The unaudited condensed financial statements included in this Report should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which includes a broader discussion of the Company’s business and the risks inherent therein.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 2 — Going Concern and Management’s Plans

The Company’s operating activities to date have been devoted to seeking licenses, engaging in research and development activities, and potential asset and business acquisitions. The Company’s product candidates currently under development will require significant additional research and development efforts prior to commercialization. The Company has financed its operations since inception primarily using proceeds received from seed investors, and proceeds received from its IPO and private placement issuances in April and August 2022 (the “Private Placements”, see Note 8). During 2022, the Company completed its IPO and the Private Placements in which the Company received an aggregate of approximately $33.1 million in net cash proceeds, after deducting placement agent fees and other offering expenses. During the three and nine months ended September 30, 2023, the Company received net proceeds of approximately $2.3 million in connection with the exercise of preferred investment options by an investor (see Note 8).

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of September 30, 2023, the Company had cash of approximately $7.7 million, a working capital deficit of approximately $8.1 million and an accumulated deficit of approximately $34.4 million.

During June 2023, the Company entered into an asset purchase agreement with WraSer (the “WraSer APA”) for the acquisition of a significant portion of other assets that requires the Company to pay consideration of $8.5 million and one million shares of common stock, of which $3.5 million was paid upon execution of the agreement, $4.5 million of the remainder and common stock was to be paid at closing, and the remaining $500,000 was to be due June 13, 2024. On September 26, 2023, WraSer and its affiliates filed for relief under chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. On October 4, 2023, the parties agreed to amend the WraSer APA. The amendment, which is subject to court approval, seeks, among other things, to eliminate the $500,000 post-closing payment due June 13, 2024 and stagger the $4.5 million cash payment that the Company would otherwise have to pay at closing to: (i) $2.2 million to be paid at closing, (ii) $2.3 million, to be paid in monthly installments of $150,000 commencing January 2024 and (iii) 789 shares of Series A Preferred Stock to be paid at closing. On October 6, 2023, the Company was alerted to certain developments in WraSer’s operations relating to WraSer’s inability to manufacture the active pharmaceutical ingredient for one of the key WraSer Assets, which development the Company believes constitutes a Material Adverse Effect (as such term is defined in the WraSer APA) that will prevent the Company from closing the transaction. On October 20, 2023, the Company filed a motion for relief from the automatic stay in the Bankruptcy Court so that the Company can exercise the termination rights under the WraSer APA, as amended. WraSer has advised the Company that it does not believe that a Material Adverse Event occurred. If the Bankruptcy Court does not grant the Company’s motion and requires it to complete the transaction, the Company will not be able to execute its commercialization strategy for the WraSer Assets because there is no manufacturer for the active pharmaceutical ingredient for Zontivity, the key driver for the WraSer acquisition. Due to the WraSer bankruptcy filing and the Company’s status as an unsecured creditor of WraSer, it is also unlikely that the Company will recover the $3.5 million initial payment made or any costs and resources in connection with services provided by the Company under the WraSer Management Services Agreement. In addition, if the WraSer APA is terminated, the Company will not be able to recover any such costs.

These factors, along with the Company’s forecasted future cash flows, indicate that the Company will be unable to meet its contractual commitments and obligations as they come due in the ordinary course of business within one year following the issuance of these condensed financial statements. The Company will require significant additional capital in the short-term to fund its continuing operations, satisfy existing and future obligations and liabilities, including the remaining payments due for the acquisition of assets described in Note 5 and other contracts entered into in support of the Company’s commercialization plans, in addition to funds needed to support the Company’s working capital needs and business activities. These business activities include the commercialization of ENTADFI®, and the development and commercialization of the Company’s current product candidates and future product candidates. Management’s plans include generating product revenue from sales of ENTADFI®, which has not yet been successfully commercialized, a process that will require significant amounts of additional capital to complete. In addition, certain of the commercialization activities are outside of the Company’s control, including but not limited to, securing contracts with wholesalers and third party payers, securing contracts with third-party logistics providers, and obtaining required licensure in various jurisdictions, as well as attempting to secure additional required funding through equity or debt financings if available; however, there are currently no commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all, which creates significant uncertainty that the Company will be able to successfully launch ENTADFI®. If the Company is unable to secure additional capital, it may be required to defer any future clinical trials, should the Company decide to resume these activities, development and/or commercialization of products and product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

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

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 3 — Summary of Significant Accounting Policies

During the nine months ended September 30, 2023, there were changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as follows:

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s financial statements relate to valuation of inventory, useful life of the amortizable intangible assets, estimates of future cash flows used to evaluate impairment, accrued research and development expenses, stock-based compensation, the valuation of preferred stock, and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Prior to the acquisition of ENTADFI® during the quarter ended June 30, 2023, the Company managed one distinct business segment, which was vaccine discovery and development. During the second quarter of 2023, as a result of the acquisition of ENTADFI® for which the Company is working towards commercial launch, the Company operated in two business segments: research and development and commercial. During the third quarter of 2023, the Company deprioritized its vaccine discovery and development programs, and accordingly, as of September 30, 2023, the Company was operating in one segment: commercial. Management’s determination that the Company operated as two segments during the second quarter of 2023 and one segment during the third quarter of 2023, was consistent with the financial information regularly reviewed by the CODM for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

Inventories

Inventories consist of raw materials, packaging materials, and work-in-process. Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, aside from inventory acquired in an asset acquisition, which is recorded at fair value. The Company periodically reviews the composition of inventory in order to identify excess, obsolete, slow-moving or otherwise non-saleable items taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand. If non-saleable items are observed and there are no alternate uses for the inventory, the Company records a write-down to net realizable value in the period that the decline in value is first recognized. The Company had no inventory reserves at September 30, 2023 and December 31, 2022.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable (a “triggering event”). Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the long-lived asset in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the three and nine months ended September 30, 2023, the Company recorded an impairment loss of approximately $267,000 related to $267,000 of implementation costs incurred under cloud computing hosting arrangements that were capitalized during the three and nine months ended September 30, 2023. There were no other impairment losses on long-lived assets.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

New Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Note 4 — Balance Sheet Details

Inventories

Inventories relate to ENTADFI® product and consisted of the following as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Raw materials	$329,780	$-
Work-in-process	1,089,492	-
Total	$1,419,272	$-

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Prepaid insurance	$277,058	$148,789
Prepaid research and development	89,195	231,981
Prepaid other	101,485	88,462
Total	$467,738	$469,232

Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Accrued research and development	$548,287	$847,747
Accrued compensation	386,087	1,132,859
Accrued deferred offering costs	125,000	125,000
Accrued professional fees	216,000	—
Accrued implementation fees	106,287	—
Other accrued expenses	156,883	125,922
Accrued franchise taxes	—	177,600
Total	$1,538,544	$2,409,128

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

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

On September 29, 2023, the Company entered into an amendment to the ENTADFI® APA (the “ENTADFI® APA Amendment”), which provides that the $4.0 million note payable originally due on September 30, 2023, was deemed paid and fully satisfied upon (1) the payment to the Seller of $1.0 million in cash on September 29, 2023, and (2) the issuance to the Seller by October 3, 2023 of 3,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) of the Company (see Note 8). Pursuant to the ENTADFI®APA Amendment, the Series A Preferred Stock will convert to common stock of the Company one year from the date of issuance, if the required stockholder approval is obtained. The Series A Preferred Stock, which was issued to the Seller subsequent to September 30, 2023, is initially convertible, in the aggregate, into 5,709,935 shares of the Company’s common stock, subject to adjustment and certain shareholder approval limitations specified in the Certificate of Designations. Pursuant to the ENTADFI® APA Amendment, the Company agreed to use commercially reasonable efforts to obtain such shareholder approval by December 31, 2023. The Company also agreed to include the shares of common stock issuable upon conversion of the Series A Preferred Stock in the next resale registration statement filed with the SEC.

Also, in connection with the Transaction, and pursuant to the ENTADFI® APA, the Company entered into non-competition and non-solicitation agreements (the “Non-Competition Agreements”) with two of Veru’s key stockholders and employees (the “Restricted Parties”). The Non-Competition Agreements generally prohibit the Restricted Parties from either directly or indirectly engaging in the Restricted Business (as such term is defined in the ENTADFI® APA) for a period of five years from the closing of the Transaction.

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

September 30, 2023

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

In accordance with ASC 805-50, the acquired inventory was recorded at fair value. The remaining consideration transferred was allocated to the ENTADFI® intangible asset, which will be amortized over its estimated useful life, starting when ENTADFI® sales begin. The Company originally estimated the useful life to be five years, but during the three months ended September 30, 2023, the useful life was reevaluated and changed to seven years. This change in estimate has no accounting impact as the amortization period has not yet begun. Acquired inventory is comprised of work-in-process and raw materials. The fair value of work-in-process inventory was determined based on an estimated sales price of the finished goods, adjusted for costs to complete the manufacturing process, costs of the selling effort, a reasonable profit allowance for the remaining manufacturing and selling effort, and an estimate of holding costs. The fair value of raw materials was determined to approximate replacement cost. The inventory fair value adjustment was approximately $0.3 million and will be amortized as inventory turns over, which is expected to approximate 1.5 years.

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

WraSer:

On June 13, 2023 (the “Execution Date”), the Company entered into an asset purchase agreement with WraSer, LLC, and affiliates (the “Seller”) (the “WraSer APA”). Pursuant to, and subject to the terms and conditions of, the WraSer APA, on the Closing Date (as defined below) the Company was to purchase six FDA-approved pharmaceutical assets across several indications, including cardiology, otic infections, and pain management (the “WraSer Assets”).

Under the terms of the WraSer APA, the Company was to purchase the WraSer Assets for (i) $3.5 million in cash at signing of the WraSer APA; (ii) $4.5 million in cash on the later of (x) 90 days after the signing of the WraSer APA or (y) the date that all closing conditions under the WraSer APA are met or otherwise waived (the “Closing Date”); (iii) 1.0 million shares of the Company’s common stock (the “Closing Shares”) issuable on the Closing Date, and (iv) $500,000 in cash one year from the Closing Date. On October 4, 2023, the Company and WraSer agreed to amend the WraSer APA (“WraSer APA Amendment”), to modify the payment terms of the transaction, which amendment is currently pending court approval (see Note 14).

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 5 — Acquisitions (cont.)

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

Management evaluated the terms of the WraSer APA and MSA, and determined that, at the Execution Date, control under the provisions of ASC 805, Business Combinations, did not transfer to the Company; if the transaction closes, control will transfer then, and the acquisition date will be the closing date. Management further evaluated the requirements pursuant to ASC 810, Consolidations, and determined based on the terms of the MSA, and the Company’s involvement in the Seller’s business, that the Seller is a variable interest entity (“VIE”) to the Company. Management determined that the Company is not the primary beneficiary of the VIE as the WraSer APA and MSA do not provide the Company with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. While the Company was involved in the day-to-day business activities of the VIE until WraSer filed for relief under Chapter 11 of the U.S. Bankruptcy Court (see below), the Seller had to approve substantially all business activities and transactions that significantly impact the economic performance of WraSer during the term of the MSA. Additionally, the Company is not required to absorb the losses of WraSer if the WraSer APA does not close. As such, the Company is not required to consolidate WraSer in the Company’s financial statements as of September 30, 2023. The Company recorded the initial $3.5 million payment as a deposit. The Company does not have any liabilities recorded as of September 30, 2023 associated with its variable interest in the Seller, and its exposure to the Seller’s losses is limited to no more than the shortfall, if any, of the Cash Target amount of approximately $1.1 million compared to the Seller’s cash balance on the Closing Date.

On September 26, 2023, WraSer and its affiliates filed for relief under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”), and on October 6, 2023, the Company was alerted to certain issues in WraSer’s operations that the Company believes constitutes a Material Adverse Effect (as such term is defined in the WraSer APA) that will prevent the Company from closing the transaction. On October 20, 2023, the Company filed a motion for relief from the automatic stay in the Bankruptcy Court so that the Company can exercise the termination rights under the WraSer APA, as amended. WraSer has advised the Company that it does not believe that a Material Adverse Event occurred. If the Bankruptcy Court does not grant the Company’s motion and requires it to complete the transaction, the Company will not be able to execute its commercialization strategy for the WraSer Assets because there is no manufacturer for the active pharmaceutical ingredient for Zontivity, the key driver for the WraSer acquisition. Due to the Company’s status as an unsecured creditor of WraSer, it is unlikely that the Company will recover the $3.5 million initial payment made or any costs and resources in connection with services provided by the Company under the WraSer MSA and therefore the deposit recorded is impaired. Management determined that the conditions resulting in impairment existed at September 30, 2023, and accordingly, the Company recorded a loss on impairment for the $3.5 million deposit during the nine months ended September 30, 2023.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 6 — Significant Agreements

Oxford University Innovation Limited

In December 2018, the Company entered into an option agreement with Oxford University Innovation (“OUI”), which was a precursor to a license agreement (the “OUI Agreement”), dated July 16, 2019. Under the terms of the OUI Agreement, the Company holds an exclusive, worldwide license to certain specified patent rights and biological materials relating to the use of epitopes of limited variability and virus-like particle products and practice processes that are covered by the licensed patent rights and biological materials for the purpose of developing and commercializing a vaccine product candidate for influenza. The Company is obligated to use its best efforts to develop and market Licensed Products, as defined in the OUI Agreement, in accordance with its development plan, report to OUI on progress, achieve the following milestones and must pay OUI nonrefundable milestone fees when it achieves them: initiation of first Phase I study; initiation of first Phase II study; initiation of first Phase III/pivotal registration studies; first submission of application for regulatory approval (BLA/NDA); marketing authorization in the United States; marketing authorization in any EU country; marketing authorization in Japan; first marketing authorization in any other country; first commercial sale in Japan; first commercial sale in any ROW country; first year that annual sales equal or exceed certain thresholds. The OUI Agreement also requires the Company to pay certain milestone and royalty payments in the future, as the related contingent events occur. See Note 9. The OUI Agreement will expire upon ten (10) years from the expiration of the last patent contained in the licensed patent rights, unless terminated earlier. During the year ended December 31, 2021, the U.S. Patent related to immunogenic composition was issued to OUI. This patent expires in August 2037. No additional patents have been issued during the three and nine months ended September 30, 2023. Either party may terminate the OUI Agreement for an uncured material breach. The Company was able to terminate the OUI Agreement for any reason at any time upon six months’ written notice until July 16, 2022, which was the third anniversary of the OUI Agreement. OUI may terminate immediately if the Company has a petition presented for its winding-up or passes a resolution for winding up other than for a bona fide amalgamation or reconstruction or compounds with its creditors or has a receiver or administrator appointed. OUI may also terminate if the Company opposes or challenges the validity of any of the patents or applications in the Licensed Technology, as defined in the OUI Agreement; raises the claim that the know-how of the Licensed Technology is not necessary to develop and market Licensed Products; or in OUI’s reasonable opinion, is taking inadequate or insufficient steps to develop or market Licensed Products and does not take any further steps that OUI requests by written notice within a reasonable time. Subsequent to September 30, 2023, the Company terminated the license agreement with Oxford University Innovation (see Note 14). The amounts due upon termination of the license agreement were not significant.

St. Jude Children’s Hospital

The Company entered into a license agreement (the “St. Jude Agreement”), dated January 27, 2020, with St. Jude Children’s Research Hospital (“St. Jude”). Under the terms of the St. Jude Agreement, the Company holds an exclusive, worldwide license to certain specified patent rights and biological materials relating to the use of live attenuated streptococcus pneumoniae and practice processes that are covered by the licensed patent rights and biological materials for the purpose of developing and commercializing a vaccine product candidate for streptococcus pneumoniae. The St. Jude Agreement requires the Company to pay certain milestone and royalty payments in the future, as the related contingent events occur. See Note 9. The St. Jude Agreement will expire upon the expiration of the last valid claim contained in the licensed patent rights, unless terminated earlier. The Company is obligated to use commercially reasonable efforts to develop and commercialize the licensed product(s). The milestones include the following events: (i) complete IND enabling study; (ii) initiate animal toxicology study; (iii) file IND; (iv) complete Phase I Clinical Trial; (v) commence Phase II Clinical Trial; (vi) commence Phase III Clinical Trial; and (vii) regulatory approval, U.S. or foreign equivalent. If the Company fails to achieve the development milestones contained in the St. Jude Agreement, and if the Company and St. Jude fail to agree upon a mutually satisfactory revised timeline, St. Jude will have the right to terminate the St. Jude Agreement. Either party may terminate the St. Jude Agreement in the event the other party (a) files or has filed against it a petition under the Bankruptcy Act (among other things) or (b) fails to perform or otherwise breaches its obligations under the St. Jude Agreement and has not cured such failure or breach within sixty (60) days. The Company may terminate for any reason on thirty (30) days written notice. On May 11, 2022, the Company entered into an amendment to the St. Jude Agreement, whereby the royalty terms, milestone payments and licensing fees were amended, and a revised development milestone timeline was agreed to. On March 22, 2023, the Company entered into another amendment to the St. Jude Agreement, whereby the development milestone timeline was further revised, and which had no financial impact. Subsequent to September 30, 2023, the Company terminated the license agreement with St. Jude (see Note 14). The amounts due upon termination of the license agreement were not significant.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 6 — Significant Agreements (cont.)

Cincinnati Children’s Hospital Medical Center

The Company entered into a license agreement (the “CHMC Agreement”), dated June 1, 2021, with Children’s Hospital Medical Center, d/b/a Cincinnati Children’s Hospital Medical Center (“CHMC”). Under the terms of the CHMC Agreement, the Company holds an exclusive, worldwide license (other than the excluded field of immunization against, and prevention, control, or reduction in the severity of gastroenteritis caused by rotavirus and norovirus in China and Hong Kong) to certain specified patent and biological materials relating to the use of norovirus nanoparticles and practice processes that are covered by the licensed patent rights and biological materials for the purpose of developing and commercializing CHMC patents and related technology directed to a virus-like particle vaccine platform that utilizes nanoparticle delivery technology that may have potential broad application to develop vaccines for multiple infectious diseases. The term of the CHMC Agreement begins on the effective date and extends on a jurisdiction by jurisdiction and product by product basis until the later of: (i) the last to expire licensed patent; (ii) ten (10) years after the first commercial sale; or (iii) entrance onto the market of a biosimilar or interchangeable product. The Company is obligated to use commercially reasonable efforts to bring licensed products to market through diligent research and development, testing, manufacturing and commercialization, to use best efforts to make all necessary regulatory filings and obtain all necessary regulatory approvals, to achieve milestones relating to development and sales, and report to CHMC on progress. See Note 9. The Company will also be obligated to pay agreed upon development milestone payments and royalty payment to CHMC, as the related contingent events occur. The Company may terminate the CHMC Agreement for convenience at any time prior to first commercial sale of a product or process by providing one hundred and eighty (180) days’ written notice to CHMC. It may also terminate for a CHMC uncured material breach. CHMC may terminate the CHMC Agreement for an uncured Company material breach or insolvency or bankruptcy. Pursuant to the terms of the CHMC Agreement, if the Company fails to achieve the milestones, and cannot mutually agree with CHMC on an amendment to the milestones, then CHMC will have the option of converting any and all of such exclusive licenses to nonexclusive licenses, to continue developing indications that have already entered development at any stage or in which the Company has invested in developing. CHMC may also terminate the CHMC Agreement to the fullest extent permitted by law in the countries of the worldwide territory, in the event the Company or its affiliates challenge or induce others set up challenges to the validity or enforceability of any of the Licensed Patents, as defined in the CHMC Agreement, and the Company will be obligated to reimburse CHMC for its costs, including reasonable attorneys’ fees.

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

During the three and nine months ended September 30, 2023, the Company incurred related research and development expense (net gain) of approximately ($56,000) and $231,000, respectively, and at September 30, 2023, the Company had approximately $900,000 recorded as related accounts payable and accrued expenses. During the three and nine months ended September 30, 2022, the Company incurred related research and development expenses of approximately $496,000 and $988,000, respectively.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 6 — Significant Agreements (cont.)

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

Co-development Agreement with AbVacc, Inc.

On February 1, 2023, the Company entered into a co-development agreement (the “Co-Development Agreement”) with AbVacc, Inc. (“AbVacc”), for the purpose of conducting research aimed at co-development of specific vaccine candidates, including monkeypox and Marburg virus disease with the potential to expand to others using the Norovirus nanoparticle platform (“Co-Development Project”), and to govern the sharing of materials and information, as defined in the Co-Development Agreement, for the Co-Development Project. Under the Co-Development Agreement, AbVacc and the Company will collaborate, through a joint development committee, to establish and implement a development plan or statement of work for each Co-Development Project targeted product. Under the Co-Development Agreement, either the Company or AbVacc, whichever party is the primary sponsor of any resulting product (as defined in the Co-Development Agreement), will be obligated to compensate the other party for certain milestone payments that would range between $2.1 million and $4.75 million, plus royalties of between 2% to 4%. There is no fixed obligation for either party, and each party will be responsible for their own costs. The term of the Co-Development Agreement is three years from the effective date, unless previously terminated by either party, in accordance with the Co-Development Agreement. During the three and nine months ended September 30, 2023, the Company incurred approximately $2,000 and $21,000, respectively, in costs for research and development related to the Co-Development Agreement. As of September 30, 2023, the Company evaluated the likelihood of the Company achieving the specified milestones and generating product sales and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of September 30, 2023.

Services Agreement

On July 21, 2023, the Company, entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with a vendor, pursuant to which the vendor will provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with the same vendor for certain subscription services providing prescription market data access to the Company. The fees under this statement of work totaled approximately $800,000, and the term was through July 14, 2025. As of September 30, 2023, the Company prepaid approximately $865,000 for commercialization services under the first statement of work. The Company also had approximately $898,000 recorded in related accounts payable as of September 30, 2023. As the prepayment can be applied against amounts invoiced from the vendor, the prepayment of approximately $865,000 has been offset against accounts payable in the accompanying condensed balance sheet. On October 12, 2023, the Company terminated the Master Services Agreement and statements of work (see Note 14).

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

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

On September 29, 2023, the Company and the note holder entered into an amendment to the ENTADFI® APA, which provided that the $4.0 million note payable originally due on September 30, 2023, was deemed paid and fully satisfied upon (1) the payment to the Seller of $1.0 million in cash on September 29, 2023, and (2) the issuance to the Seller by October 3, 2023 of 3,000 shares of Series A Preferred Stock of the Company (see Notes 5 and 14). In connection with the ENTADFI® APA Amendment, the Company recorded an extinguishment loss on the note payable of approximately $490,000, which represents the difference between the fair value of the Series A Preferred Stock that will be issued to settle the debt and the carrying value of the note payable as of September 29, 2023. The balance of the note payable included in the accompanying condensed balance sheet at September 30, 2023, has been adjusted to the fair value of the Series A Preferred Stock that was issued and relieved the obligation on October 3, 2023. The extinguishment loss is recognized in other income (expense) in the accompanying condensed statements of operations for the three and nine months ended September 30, 2023.

To determine the fair value of the Series A Preferred Stock, the Company first derived the business enterprise value (“BEV”) using a discounted cash flow method.  The BEV was adjusted to an equity value assuming $3.0 million of debt converted to Series A Preferred Stock, which was then allocated across the Company’s securities. The concluded value for the Series A Preferred Stock utilized the Black-Scholes option pricing model, which was classified as level 3 in the valuation hierarchy due to the presence of significant unobservable inputs. The following key assumptions were used in the model: volatility rate of 100%, risk free interest rate of 4.6%, 5.0 year expected term, and the Company’s aggregate equity value. The volatility was based on the historical and implied volatility of a peer group and the risk-free interest rate was based on the implied yield available on U.S. Treasury securities with a term commensurate with the estimated expected term.

The Company imputed interest on the Notes using an average discount rate of 8.2% and recorded a debt discount of approximately $1.1 million at the issuance date. The debt discount is reflected as a reduction in the carrying amount of the Notes and amortized to interest expense through the respective maturity dates, using the effective interest method. The Company recorded approximately $0.3 million and $0.5 million of associated interest expense during the three and nine months ended September 30, 2023, respectively. The unamortized debt discount as of September 30, 2023 was approximately $0.6 million.

Future minimum principal payments on the Notes as of September 30, 2023 includes $3.0 million in principal that was settled through issuance of Series A Preferred Stock in October 2023 and $10 million in principal payments that are due in 2024.

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

Preferred Stock

On September 29, 2023, the Company filed a Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of the Company (the “Certificate of Designations”) with the State of Delaware to designate and authorize the issuance of up to 10,000 shares of Series A Preferred Stock. Pursuant to the Certificate of Designations, each share of Series A Preferred Stock is convertible into that number of shares of the Company’s common stock determined by dividing the Stated Value (as defined in the Certificate of Designations) of $1,000 per share by the Conversion Price (as defined in the Certificate of Designations) of $0.5254 per share, subject to adjustment as provided in the Certificate of Designations, subject to certain shareholder approval limitations. The Series A Preferred Stock is entitled to share ratably in any dividends paid on the Company’s common stock (on an as-if-converted-to-common-stock basis), has no voting rights except as to certain significant matters specified in the Certificate of Designations, and has a liquidation preference equal to the Stated Value of $1,000 per share plus any accrued but unpaid dividends thereon. The Series A Preferred Stock is redeemable in whole or in part at the Company’s option at any time. The Certificate of Designations authorized the issuance of up to 10,000 shares of Series A Preferred Stock. As of September 30, 2023, there were no shares of Series A Convertible Preferred Stock outstanding (see Notes 5 and 14).

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 8 — Stockholders’ Equity (cont.)

Common Stock

As of September 30, 2023, and December 31, 2022, there were 18,336,597 and 15,724,957 shares of common stock issued, respectively, and 17,819,198 and 15,265,228 shares of common stock outstanding, respectively.

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

During the nine months ended September 30, 2023, the Company repurchased 57,670 shares of common stock, for an aggregate of approximately $59,000, at an average price of $1.02 per share. There were no repurchases of common stock during the three months ended September 30, 2023. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. As of September 30, 2023, there are approximately 4.5 million shares remaining, that can be repurchased under the Repurchase Program.

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

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent for the April 2022 Private Placement. The Company agreed to pay Wainwright a placement agent fee and management fee equal to 7.5% and 1.0%, respectively, of the aggregate gross proceeds from the April 2022 Private Placement and reimburse certain out-of-pocket expenses up to an aggregate of $85,000. In addition, the Company issued warrants to Wainwright (the “April Wainwright Warrants”) to purchase up to 70,849 shares of common stock. The Wainwright Warrants are in substantially the same form as the preferred investment options, except that the exercise price is $8.46875. The form of the preferred investment options is a warrant, and as such the preferred investment options, the pre-funded warrants, and the Wainwright Warrants are collectively referred to as the “April 2022 Private Placement Warrants”. Further, upon any exercise for cash of any preferred investment options, the Company agreed to issue to Wainwright additional warrants to purchase the number of shares of common stock equal to 6.0% of the aggregate number of shares of common stock underlying the preferred investment options that have been exercised, also with an exercise price of $8.46875 (the “April Contingent Warrants”). The maximum number of April Contingent Warrants issuable under this provision of 70,849 were exchanged in connection with the August 2022 Private Placement, as discussed below.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 8 — Stockholders’ Equity (cont.)

The Company evaluated the terms of the April 2022 Private Placement Warrants and determined that they should be classified as equity instruments based upon accounting guidance provided in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Since the Company determined that the April 2022 Private Placement Warrants were equity-classified, the Company recorded the proceeds from the April 2022 Private Placement, net of issuance costs, within common stock at par value and the balance of the net proceeds to additional paid in capital.

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

August 2022 Private Placement

On August 11, 2022, the Company consummated the closing of a private placement (the “August 2022 Private Placement”), pursuant to the terms and conditions of a securities purchase agreement, dated as of August 9, 2022. At the closing of the August 2022 Private Placement, the Company issued 1,350,000 shares of common stock, pre-funded warrants to purchase an aggregate of 2,333,280 shares of common stock and preferred investment options to purchase up to an aggregate of 4,972,428 shares of common stock. The purchase price of each share of common stock together with the associated preferred investment option was $2.715, and the purchase price of each pre-funded warrant together with the associated preferred investment option was $2.714. The aggregate net cash proceeds to the Company from the August 2022 Private Placement were approximately $8.7 million, after deducting placement agent fees and other offering expenses. In addition, the investors in the August 2022 Private Placement, who are the same investors from the April 2022 Private Placement, agreed to cancel preferred investment options to purchase up to an aggregate of 1,180,812 shares of the Company’s common stock issued in April 2022. The pre-funded warrants had an exercise price of $0.001 per share. During 2022, an aggregate of 1,686,640 of the pre-funded warrants were exercised. The remaining 646,640 of pre-funded warrants were exercised during the nine months ended September 30, 2023. The preferred investment options are exercisable at any time on or after August 11, 2022 through August 12, 2027, at an exercise price of $2.546 per share, subject to certain adjustments as defined in the agreement. During the three and nine months ended September 30, 2023, 2,486,214 of these preferred investment options were exercised at a reduced exercise price of $1.09, in connection with the warrant inducement transaction discussed below. As of September 30, 2023, 2,486,214 preferred investment options are outstanding.

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

September 30, 2023

(Unaudited)

Note 8 — Stockholders’ Equity (cont.)

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

During the three and nine months ended September 30, 2023, in connection with the warrant inducement transaction, the Company issued to Wainwright as settlement of the contingent warrant liability associated with 149,173 of the August Contingent Warrants, which was triggered upon exercise of the underlying preferred investment options. See Warrant Inducement below for further discussion.

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

As of September 30, 2023, no shares have been sold under the ATM Offering.

Warrant Inducement

On July 31, 2023, the Company entered into a common stock preferred investment options exercise inducement offer letter (the “Inducement Letter”) with a certain holder (the “Holder”) of existing preferred investment options (“PIOs”) to purchase shares of the Company’s common stock at the original exercise price of $2.546 per share, issued on August 11, 2022 (the “Existing PIOs”). Pursuant to the Inducement Letter, the Holder agreed to exercise for cash its Existing PIOs to purchase an aggregate of 2,486,214 shares of the Company’s common stock (the “Inducement PIO Shares”), at a reduced exercised price of $1.09 per share, in exchange for the Company’s agreement to issue new preferred investment options (the “Inducement PIOs”) to purchase up to 4,972,428 shares of the Company’s common stock. The Inducement PIOs have substantially the same terms as the Existing PIOs.

On August 2, 2023, the Company consummated the transactions contemplated by the Inducement Letter (the “Warrant Inducement”). The Company received aggregate net proceeds of approximately $2.3 million from the Warrant Inducement, after deducting placement agent fees and other offering expenses payable by the Company.

Upon the close of the transaction, the Company issued the Holder 1,575,000 of the 2,486,214 shares of common stock that were issuable upon exercise of the Existing PIOs. Due to the beneficial ownership limitation provisions in the Inducement Letter, the remaining 911,214 shares were initially unissued, and held in abeyance for the benefit of the Holder until notice from the Holder that the shares may be issued in compliance with such limitation is received. These shares were issued to the Holder in October 2023.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 8 — Stockholders’ Equity (cont.)

The Company agreed to file a registration statement covering the resale of the Inducement PIO Shares issued or issuable upon the exercise of the Inducement PIOs (the “Resale Registration Statement”), as soon as practicable, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the SEC within 90 days following the date of the Inducement Letter, and to keep the Resale Registration Statement effective at all times until there are no Inducement PIO Shares. The provision to register the underlying shares in the Warrant Inducement does not require payment related to the registration rights provided. As such, while the shares were not registered within 90 days of the date of the Inducement Letter, there is no accounting impact for this provision.

The Company engaged Wainwright to act as its placement agent in connection with the Warrant Inducement and paid Wainwright a cash fee equal to 7.5% of the gross proceeds received from the exercise of the Existing PIOs as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing PIOs. The Company also agreed to reimburse Wainwright for its expenses in connection with the exercise of the Existing PIOs and the issuance of the Inducement PIOs, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses and agreed to pay Wainwright for non-accountable expenses in the amount of $35,000. In addition, the exercise for cash of the Existing PIOs triggered the issuance to Wainwright or its designees, warrants to purchase 149,173 shares of common stock (“Wainwright Inducement Warrants”), which were issuable in accordance with the terms of the August Contingent Warrants, and have the same terms as the Inducement PIOs except for an exercise price equal to $1.3625 per share. The Company also agreed to issue warrants to Wainwright upon any exercise for cash of the Inducement PIOs, that number of shares of common stock equal to 6.0% of the aggregate number of such shares of common stock underlying the Inducement PIOs that have been exercised, also with an exercise price of $1.3625 (the “Inducement Contingent Warrants”). The maximum number of Inducement Contingent Warrants issuable under this provision is 298,346.

The Company evaluated the terms of the Inducement PIOs and the Wainwright Inducement Warrants (collectively, the “August 2023 Inducement Warrants”), and determined that they should be classified as equity instruments based upon accounting guidance provided in ASC 480 and ASC 815-40. The Company also evaluated the unissued shares held in abeyance, which represent a prepaid forward contract, and determined that it is an equity instrument based on the guidance provided in ASC 480 and ASC 815-40.

The Warrant Inducement, which resulted in the lowering of the exercise price of the Existing PIOs and the issuance of the Inducement PIOs, is considered a modification of the Existing PIOs under the guidance of Accounting Standards Update (“ASU”) No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Equity Classified Written Call Options. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holders of the Existing PIOs to cash exercise their warrants, resulting in the imminent exercise of the Existing PIOs, which raised equity capital and generated net proceeds for the Company of approximately $2.3 million. As the Existing PIOs and the Inducement PIOs were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $2.6 million as an equity issuance cost.

In addition, the change in fair value of the contingent warrant liability associated with 149,173 of the August Contingent Warrants that were settled through issuance of the Wainwright Inducement Warrants, of approximately $122,000, was recognized in other income (expense) in the accompanying condensed statements of operations, and the fair value of the contingent warrant liability of approximately $129,000 was derecognized as of the settlement date. The corresponding amount, representing the fair value of the Wainwright Inducement Warrants, was recognized as additional paid in capital.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 8 — Stockholders’ Equity (cont.)

The Company evaluated the terms of the Inducement Contingent Warrants and determined that they should be classified as a liability based upon accounting guidance provided in ASC 815-40. Since the Inducement Contingent Warrants are a form of compensation to Wainwright, the Company recorded the value of the liability of approximately $26,000 as a reduction of additional paid in capital, with subsequent changes in the value of the liability recorded in other income (expense) in the accompanying condensed statements of operations.

Warrants

The following summarizes activity related to the Company’s outstanding warrants, excluding contingent warrants issuable upon exercise of the preferred investment options, for the nine months ended September 30, 2023:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in years)
Outstanding as of December 31, 2022	5,910,914	$2.37	4.7
Granted	5,121,601	1.10
Exercised	(3,132,854)	0.865
Cancelled	—	—
Outstanding as of September 30, 2023	7,899,661	1.68	4.6
Warrants vested and exercisable as of September 30, 2023	7,899,661	$1.68	4.6

As of September 30, 2023, the outstanding warrants include 70,849 April 2022 Private Placement Warrants, 2,707,211 August 2022 Private Placement Warrants, and 5,121,601 August 2023 Inducement Warrants, which are exercisable into 7,899,661 shares of common stock which had a fair value of $0.51 per share, based on the closing trading price on that day.

Additionally, as of September 30, 2023, and December 31, 2022, the value of the August Contingent Warrants and the Inducement Contingent Warrants (collectively the “Contingent Warrants”) was approximately $10,000 and $14,000, respectively. The maximum number of warrants issuable upon settlement of the Contingent Warrants as of September 30, 2023 and December 31, 2023 was 447,519 and 298,346, respectively.

Equity Incentive Plans

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was adopted by the Board and by its stockholders on July 1, 2019. The Company has reserved 1,400,000 shares of common stock for issuance pursuant to the 2019 Plan.

On February 23, 2022, and in connection with the closing of the IPO, the Board adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which is the successor and continuation of the Company’s 2019 Plan. Under the 2022 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other forms of awards to employees, directors and consultants of the Company. Upon its effectiveness, a total of 1,600,000 shares of common stock were reserved for issuance under the 2022 Plan. In August 2022, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 2,600,000 and in May 2023, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 3,150,000. The stock options and restricted stock granted during the nine months ended September 30, 2023 were all granted under the 2022 Plan. As of September 30, 2023, there are 1,146,878 shares available for issuance under the 2022 Plan.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 8 — Stockholders’ Equity (cont.)

Stock Options

The following summarizes activity related to the Company’s stock options under the 2019 Plan and the 2022 Plan for the nine months ended September 30, 2023:

				Weighted
				Average
		Weighted		Remaining
		Average	Total	Contractual
	Number of	Exercise	Intrinsic	Life
	Shares	Price	Value	(in years)
Outstanding as of December 31, 2022	1,392,654	$3.30	$670,161	8.2
Granted	102,386	1.19	—	—
Forfeited / cancelled	(70,265)	3.35	—	—
Exercised	(45,920)	0.01	45,920	—
Outstanding as of September 30, 2023	1,378,855	3.25	274,299	7.8
Options vested and exercisable as of September 30, 2023	1,094,563	$2.95	$269,994	7.5

The fair value of options granted in 2023 was estimated using the following assumptions:

For the Nine Months Ended September 30,
2023
Exercise price	$1.05 – 1.29
Term (years)	5.00 – 10.00
Expected stock price volatility	113.1% – 119.5%
Risk-free rate of interest	3.5% – 3.6%

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2023 was $1.08. The aggregate fair value of stock options that vested during the three and nine months ended September 30, 2023 was approximately $137,000 and $616,000, respectively.

Restricted Stock

On May 9, 2023, the Board’s Compensation Committee approved the issuance of restricted stock, granted under the Company’s 2022 Plan, to the Company’s executive officers, employees, and certain of the Company’s consultants. The restricted shares granted totaled 487,500, of which 150,000, 75,000, and 150,000 were granted to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer, and Chief Business Officer, respectively. All of the restricted shares granted vest as follows: 50% in January 2024, 25% in August 2024, and 25% in August 2025. In addition, on May 31, 2023, the Board’s Compensation Committee approved the issuance of 25,440 shares of restricted stock, granted to the Company’s non-executive Board members, with full vesting on May 31, 2024.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 8 — Stockholders’ Equity (cont.)

On August 16, 2023, upon his resignation, the Company’s former Chief Executive Officer forfeited 150,000 shares of unvested restricted stock.

		Weighted
		Average
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2022	—	$—
Granted	512,940	1.01
Forfeited / cancelled	(168,860)	1.02
Vested	—	—
Nonvested as of September 30, 2023	344,080	$1.01

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock, for the three and nine months ended September 30, 2023, and 2022 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative	$89,832	$255,115	$362,191	$1,193,743
Research and development	15,570	74,694	201,570	602,525
Total	$105,402	$329,809	$563,761	$1,796,268

As of September 30, 2023, unrecognized stock-based compensation expense relating to outstanding stock options and unvested restricted stock is approximately $394,000 and $143,000, respectively, which is expected to be recognized over a weighted-average period of 1.67 years and 1.49 years, respectively.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 9 — Commitments and Contingencies

Office Leases

The Company entered into a short-term lease in Palm Beach, Florida with an unrelated party, with a commencement date of May 1, 2022, for approximately $14,000 per month. The lease, which was personally guaranteed by the Company’s former CEO, ended on April 30, 2023. During the nine months ended September 30, 2023, the Company incurred rent expense on this lease of approximately $51,000, and variable lease expense of approximately $4,000. The Company incurred rent expense for the three and nine months ended September 30, 2022 of approximately $53,000 and $89,000, respectively.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. As of September 30, 2023, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims.

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

Upon the occurrence of any Event (as defined in the April Registration Rights Agreement and the August Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the Private Placement. As of September 30, 2023, the Company determined that the likelihood of the Company incurring liquidated damages pursuant to the April Registration Rights Agreement and the August Registration Rights Agreement is remote, and as such, no accrual of these payments is required as of September 30, 2023.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 9 — Commitments and Contingencies (cont.)

Milestone and Royalty Obligations

The Company has entered into various license agreements with third parties that obligate the Company to pay certain development, regulatory, and commercial milestones, which aggregate to $115.1 million, as well as royalties based on product sales (see Note 6). As of September 30, 2023, the Company evaluated the likelihood of the Company achieving the specified milestones and generating product sales and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of September 30, 2023. Subsequent to the balance sheet date, the Company terminated two of these license agreements (see Note 14).

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims related to its indemnification obligations. However, during the third quarter of 2023, the Company received a claim from its former CEO and a former accounting employee requesting advancement of certain expenses, which may result in related expenses in the future. As of September 30, 2023, the Company recorded a related accrual of approximately $91,000, which is included in accrued expenses in the accompanying condensed balance sheet. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable at this time.

Note 10 — Related Party Transactions

The Company originally engaged the former CEO, who was also the Board Chairman and prior to the close of the IPO, sole common stockholder of the Company, pursuant to a consulting agreement commencing October 22, 2018, which called for the Company to pay for consulting services performed on a monthly basis. Upon the close of the Company’s IPO, the consulting agreement was terminated, and the former CEO’s employment agreement became effective. During the nine months ended September 30, 2022, the Company incurred approximately $63,000 in fees under the consulting agreement, which is recognized in general and administrative expenses in the accompanying condensed statement of operations.

During 2022 the Company entered into a lease agreement that was personally guaranteed by the Company’s former CEO. The lease expired on April 30, 2023 (see Note 9).

During the year ended December 31, 2022, the Company’s compensation committee approved one-time bonus awards of $140,000 and $100,000 to the Company’s former CEO and Chief Business Officer (“CBO”), respectively, in recognition of their efforts in connection with the Company’s IPO. These bonuses were recognized during the nine months ended September 30, 2022, as selling, general and administrative expenses in the accompanying condensed statement of operations.

During the three and nine months ended September 30, 2023, the Company’s Audit Committee completed a review of the Company’s expenses due to certain irregularities identified with regards to the related party balance. Based on the results of the review, it was determined that the Company paid and recorded within selling, general and administrative expense personal expenditures of the Company’s former CEO and an accounting employee who was also the former CEO’s assistant, during 2022 and during the first three quarters of 2023. The Company evaluated the receivable, which aggregates to approximately $522,000 as of September 30, 2023, and which represents the total of the items identified as personal in nature for which the Company does not anticipate recovery from the related party. The Company recorded a corresponding reserve for the full amount, resulting in a net related party receivable balance of $0 as of September 30, 2023. As the Company concluded that the amounts are not likely to be recovered, this would not cause an adjustment to previously issued financial statements.

Further, the credit card misuse described above resulted in a loss on related party receivable of approximately $100,000 and $266,000 during the three and nine months ended September 30, 2023, respectively, which was recorded in selling, general, and administrative expenses in the accompanying statements of operations.

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 10 — Related Party Transactions (cont.)

As of December 31, 2022, the Company had a receivable from related party of approximately $36,000, consisting of miscellaneous payments made by the Company on the behalf of the Company’s former CEO, and which was paid in full during the first quarter of 2023.

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

Note 11 — Income Taxes

No provision for federal, state or foreign income taxes has been recorded for the three and nine months ended September 30, 2023, and 2022. The Company has incurred net operating losses for all of the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as income tax expense. For the three and nine months ended September 30, 2023, and 2022, the Company has not recognized any interest or penalties related to income taxes.

Note 12 — Net Loss Per Share

Basic net loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares of common stock outstanding includes (i) pre-funded warrants because their exercise requires only nominal consideration for delivery of shares, and (ii) the shares held in abeyance because there is no consideration required for delivery of the shares; it does not include any potentially dilutive securities or any unvested restricted shares of common stock. Certain restricted shares, although classified as issued and outstanding at September 30, 2023, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of the Company’s restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the Company’s warrants, options, and restricted shares. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, and unvested restricted shares, to the extent they are dilutive.

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

The following securities were excluded from the computation of diluted shares outstanding due to the losses incurred in the periods presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	Three and Nine Months Ended September 30,
	2023	2022
Unvested shares of restricted stock	344,080	—
Options to purchase shares of common stock	1,378,855	1,383,801
Warrants	7,899,661	5,375,385
Total	9,622,596	6,759,186

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 13 — Retirement Plan

On May 31, 2023, the Board voted to adopt a 401(k) Safe Harbor Non-Elective Plan (the “401(k) Plan”). The 401(k) Plan was an employee savings and retirement plan to which substantially all employees could have contributed, including the Company’s named executive officers, effective July 1, 2023. Pursuant to the 401(k) Plan, employee and Company contributions would vest immediately, subject to a three-month waiting period for new hires. The Company was required to contribute 3% of gross pay to eligible employees’ 401(k) Plans. On November 16, 2023, the 401(k) Plan was terminated.

Note 14 — Subsequent Events

Veru APA Amendment

On October 3, 2023, in accordance with the terms of the Veru APA Amendment, the Company issued 3,000 shares of Series A Preferred Stock to Veru as settlement for the $3,000,000 note payable that had an original maturity date of September 30, 2023 (see Note 5).

WraSer APA Amendment

On October 4, 2023, the parties agreed to amend the WraSer APA, which is subject to court approval. Shortly after its bankruptcy filing, WraSer filed a motion seeking approval of the WraSer APA as amended.  The amendment, among other things, eliminates the $500,000 post-closing payment due June 13, 2024 and staggers the $4.5 million cash payment that the Company would otherwise have to pay at closing to: (i) $2.2 million to be paid at closing, (ii) $2.3 million, to be paid in monthly installments of $150,000 commencing January 2024 and (iii) 789 shares of Series A Preferred Stock to be paid at closing. The amendment also reduced the number of products we were acquiring by excluding pain medications and including only (i) Ciprofloxacin 0.3% and Fluocinolone 0.025% Otic Solution, under the trademark OTOVEL and its Authorized Generic Version approved under US FDA NDA No. 208251, (ii) Ciprofloxacin 0.2% Otic solution, under the trademark CETRAXAL, and (iii) Vorapaxar Sulfate tablets under the trademark Zontivity approved under US FDA NDA N204886.

On October 6, 2023, the Company was alerted to certain issues in WraSer’s operations relating to WraSer’s inability to manufacture the active pharmaceutical ingredient for one of the key WraSer Assets, which development, the Company believes, constitutes a Material Adverse Effect (as such term is defined in the WraSer APA) that will prevent the Company from closing the transaction. On October 20, 2023, the Company filed a motion for relief from the automatic stay in the Bankruptcy Court so that we can exercise our termination rights under the WraSer APA, as amended. WraSer has advised the Company that it does not believe that a Material Adverse Event occurred. If the Bankruptcy Court does not grant the Company’s motion and requires it to complete the transaction, the Company will not be able to execute its commercialization strategy for the WraSer Assets because there is no manufacturer for the active pharmaceutical ingredient for Zontivity, the key driver for the WraSer acquisition. Due to the WraSer bankruptcy filing and the Company’s status as an unsecured creditor of WraSer, it is unlikely that the Company will recover the $3.5 million initial payment made or any costs and resources in connection with services provided by the Company under the WraSer MSA. If the Company does not complete the purchase of the WraSer Assets and the WraSer APA is terminated, the Company will not be able to recover any such costs. Any claims the Company makes for such payment will be general unsecured claims (see Note 5).

BLUE WATER BIOTECH, INC.
Notes to Condensed Financial Statements

September 30, 2023

(Unaudited)

Note 14 — Subsequent Events (cont.)

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

Services Agreement

On October 12, 2023, the Company terminated a Master Services Agreement and statements of work with a vendor, resulting in early termination fees of approximately $2.3 million. The Company will record these fees during the quarter ending December 31, 2023 (see Note 6).

License Terminations

On November 15, 2023, the Company informed Oxford University Innovation and St. Jude of its termination of the respective license agreements (see Note 6). The amounts due upon termination of these license agreements were not significant.

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

Overview

We are a commercial stage biotechnology company focused on the research, development, and commercialization of innovative solutions for oncology. We own ENTADFI®, an FDA-approved, once daily pill that combines finasteride and tadalafil for the treatment of benign prostatic hyperplasia (“BPH”), a disorder of the prostate. This combination allows men to receive treatment for their symptoms of BPH without the negative sexual side effects typically seen in patients on finasteride alone. Following a recent business strategy shift towards the field of oncology and deprioritization of preclinical vaccine programs, we are building additional assets in therapeutics, diagnostics, and clinician services for oncology. ENTADFI® will become the inaugural therapeutic drug in the Company’s expanding portfolio of oncology therapeutics once launched.

Prior to the acquisition of ENTADFI®, we managed one distinct business segment, which was research and development. Beginning in the second quarter of 2023, as a result of the acquisition of ENTADFI®, for which we are working towards commercial launch, we operated in two business segments: research and development and commercial. During the third quarter of 2023, we deprioritized our vaccine discovery and development programs, and accordingly, we now operate in one segment: commercial. The research and development segment was our historical business, and was dedicated to the research and development of various vaccines to prevent infectious diseases. The commercial segment was new in the second quarter of 2023 and is dedicated to the commercialization of our FDA-approved products, this currently being ENTADFI®.

Since June 30, 2023, some key developments affecting our business include:

●	Announced Shift in Business Strategy to Focus on the Field of Oncology: On October 30, 2023, in a letter to shareholders, President and CEO, Dr. Neil Campbell, announced that the Company intends to shift its focus toward building a foundation of therapeutic, diagnostic, and service products in the field of oncology. The Company’s previous activities in acquiring assets from WraSer and Xspire Pharma, including certain commercial relationships intended for the marketing and sale of these assets, were reassessed and it was decided that they would not align with the new shift towards oncology. Additionally, the Company conducted a strategic and tactical assessment of its preclinical vaccine programs and, considering the immense amount of time and resources needed to pursue these programs as well as evolving market dynamics, these programs have been deprioritized. The Company believes that the strategic shift in business strategy towards the field of oncology, as well as pursuing the launch of Entadfi® in 2024, will enhance shareholder value and enable the Company to provide leading-edge therapeutics, diagnostics, and services to clinicians, patients, and caregivers.

●	Signed Non-Binding Term Sheet to Acquire a Commercial Stage Oncology Company: On November 2, 2023, the Company announced the execution of a non-binding term sheet regarding the acquisition of a private commercial stage oncology biotechnology company (the “Proposed Transaction”). This announcement furthers a shift in business strategy driven by the Company’s decision to align with both the market value drivers provided by its new oncology focus and the extensive life sciences company-building expertise of its new leadership team. After stockholder approval of the Proposed Transaction, shareholders of the target company will own a majority of the Company. The Company expects to announce additional details regarding the Proposed Transaction when a definitive agreement is executed. The completion of the transaction is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement, obtaining adequate financing, satisfaction of the conditions negotiated therein and approval of the Proposed Transaction by the board and stockholders, as and when applicable. There can be no assurance that a definitive agreement will be entered into or that the Proposed Transaction will be consummated on the terms or timeframe currently contemplated, or at all.

●	Dr. Neil Campbell appointed as CEO and President and a member of the Board: On October 4, 2023, Dr. Neil Campbell was appointed as CEO and President and a member of the Board. Dr. Campbell has over 30 years of successful experience with public and private companies in the life sciences, medical, healthtech, nanotechnology, artificial intelligence, and high-performance computing technologies. Previously, Dr. Campbell was Chairman, CEO, and founder of Celios, a respiratory and therapeutic device. Prior to founding Celios, Dr. Campbell was co-founder, President and CEO of Helomics, a personalized healthcare company focused on next-generation oncology therapeutics and diagnostics. Dr. Campbell has prior institutional investment experience as a partner in venture capital, and operating partner and industry advisor in private equity. Dr. Campbell has also held senior executive positions at SuperNova Diagnostics, EntreMed Pharmaceuticals, Life Technologies, IGEN International (now Roche), Celera Genomics, and Abbott Laboratories. Dr. Campbell has also held academic positions at Johns Hopkins University and Medical Institutes, Hong Kong University of Science and Tech (HKUST), University of Liverpool (UK), University of Baltimore and Duquesne University. Dr. Campbell is a veteran of the U.S. Air Force. Dr. Campbell received his B.S. from Norwich University, M.A. and M.B.A. from Webster University and Doctorate from the University of Liverpool in the United Kingdom.

●	Bruce Harmon appointed as CFO: On October 4, 2023, Bruce Harmon was appointed as Chief Financial Officer. Mr. Harmon has over 40 years of experience as a financial professional, with more than 30 years serving as a controller, chief financial officer, director, audit chairman, and as a consultant providing CFO services primarily to publicly traded companies. Mr. Harmon has served as CFO of Marizyme, Inc. from 2020 through 2021, as CFO of bioAffinity Technologies, Inc. in 2022, a director for Dale Biotech LLC since 2017, and as a director of Patriax Industries™ since 2023. Mr. Harmon has, through his consulting firm, Lakeport Business Services, Inc., worked with more than 150 clients since 2008, primarily providing CFO services. Mr. Harmon has extensive experience with fund raising, mergers and acquisitions, and turnarounds. Mr. Harmon has been a key person in the public registration of 15 companies, including an IPO to The Nasdaq Stock Market LLC (“Nasdaq”). Mr. Harmon was part of a three-person team that, at the invitation of the Environmental Programmé, presented a green building product to 84 delegates at the United Nations in 2008. Mr. Harmon has an accounting degree from Missouri State University.

●	Regained Compliance with Nasdaq Listing Rule 5250(c)(1): On November 1, 2023, the Company announced that it had regained compliance with Nasdaq Listing Rule 5250(c)(1) (“The Rule”). The Rule requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission (“SEC”). On October 20, 2023, the Company filed its Form 10-Q for the period ended June 30, 2023. We are not currently in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). We have 180 days from September 18, 2023, or through March 16, 2024, to regain compliance with the Bid Price Rule.

●	Signed Various Agreements to Support the Commercial Launch of ENTADFI®: Throughout the third quarter of 2023, the Company signed several agreements and established key relationships to support the commercial launch of ENTADFI®. These agreements include the following:

●	Marketing and Advertising Support: In July 2023, the Company signed a Master Services Agreement with bfw Advertising Inc. (“bfw”) to generate marketing and advertising material for Blue Water’s commercial stage drug portfolio. Bfw will work with Blue Water’s commercial team to increase awareness for its commercial products through patient-facing materials, website updates, social ads, targeted provider engagement, as well as materials to support Blue Water’s sales team, among other services.

●	Healthcare Payer Coverage Support: In July 2023, Blue Water signed an agreement with Advantage Point Solutions, LLC (“APS”) to support Blue Water’s market access strategy for its commercial pharmaceutical portfolio. APS will support market access for ENTADFI®, including assistance in formulary negotiations with key healthcare payers and pharmacy benefit managers in the commercial and government sectors. With its robust network of relationships, APS helps commercial stage pharmaceutical companies build long-term relationships with payers with the goal of maximizing access and reimbursement for approved pharmaceutical products. APS also has decades of experience advising companies on product launches across a broad spectrum of therapeutic areas.

●	Telemedicine Channel: In July 2023, Blue Water signed an agreement with UpScriptHealth to generate a robust, online telemedicine platform to distribute ENTADFI®. Through this platform, UpScriptHealth will help support patients with benign prostatic hyperplasia throughout the prescription and coverage process, as well as provide eligible patients access to ENTADFI® mailed directly to their homes.

●	Entered into Distribution Agreement: On September 21, 2023, the Company entered into an Exclusive Distribution Agreement to engage Cardinal Health 105, LLC as its exclusive third-party logistics distribution agent for sales of all of the Company’s commercial assets.

●	Granted Pharmaceutical Wholesaler License in Ohio and Tennessee: The Ohio State Board of Pharmacy and the Tennessee State Board of Pharmacy, in July 2023 and September 2023, respectively, granted Blue Water a license to operate as a pharmaceutical wholesaler. These licenses allow Blue Water to conduct business in the States of Ohio and Tennessee.

Since our inception in October 2018 until April 2023, when we acquired ENTADFI®, we devoted substantially all of our resources to performing research and development, undertaking preclinical studies and enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology and now deprioritized vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities.

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

We do not have any products approved for sale, aside from ENTADFI®, and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from our sale of preferred securities to seed investors, the close of the IPO, the close of the 2022 Private Placements, and the proceeds received from a warrant exercise in August 2023. We will continue to require significant additional capital to commercialize ENTADFI® and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and to rely on third-party resources for marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches, to support our operations.

We have incurred net losses since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, our expenditures on other research and development activities and commercialization activities. As of September 30, 2023, the Company had a working capital deficit of approximately $8.1 million and an accumulated deficit of approximately $34.4 million. We will need to raise additional capital to sustain operations within the one-year period following the issuance of the accompanying condensed financial statements.

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

Because of the numerous risks and uncertainties associated with our business, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Additionally, even if we are able to generate revenue from ENTADFI®, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations.

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

In connection with Dr. Campbell’s appointment, the Company and Dr. Campbell entered into an employment agreement (the “Campbell Employment Agreement”), pursuant to which Dr. Campbell will serve as President and Chief Executive Officer of the Company and will be paid a signing bonus of $75,000 and an annual base salary of $475,000. In addition, Dr. Campbell is entitled to receive, subject to employment by the Company on the applicable date of bonus payout, an annual target discretionary bonus of up to 50% of his annual base salary, payable at the discretion of the Compensation Committee of the Board. Dr. Campbell is also eligible to receive healthcare benefits as may be provided from time to time by the Company to its employees generally, and to receive paid time off annually. Pursuant to the Campbell Employment Agreement, Dr. Campbell was granted a long-term equity incentive grant in the form of an option to purchase 3% of the total outstanding shares of the Company’s common stock as of the Effective Date. Such award vests in quarterly increments over a period of three years from the Effective Date, subject to Dr. Campbell’s continued employment by the Company on the applicable vesting date. Dr. Campbell’s option grant has an exercise price per share equal to $0.4305, which was the closing price of the Company’s common stock on Nasdaq on the grant date.

On the Effective Date, the Company also appointed Bruce Harmon, 65, as Chief Financial Officer of the Company, effective immediately.

In connection with Mr. Harmon’s appointment, the Company and Mr. Harmon entered into an employment agreement (the “Harmon Employment Agreement”), pursuant to which Mr. Harmon will serve as Chief Financial Officer of the Company and will be paid an annual base salary of $325,000. In addition, Mr. Harmon is entitled to receive, subject to employment by the Company on the applicable date of bonus payout, an annual target discretionary bonus of up to 30% of his annual base salary, payable at the discretion of the Compensation Committee of the Board. Pursuant to the Harmon Employment Agreement, Mr. Harmon is also eligible to receive healthcare benefits as may be provided from time to time by the Company to its employees generally, and to receive paid time off annually. Pursuant to the Harmon Employment Agreement, Mr. Harmon was granted a long-term equity incentive grant in the form of an option to purchase 1% of the total outstanding shares of the Company’s common stock as of the Effective Date. Such award vests in quarterly increments over a period of three years from the Effective Date, subject to Mr. Harmon’s continued employment by the Company on the applicable vesting date. Mr. Harmon’s option grant has an exercise price per share equal to $0.4305, which was the closing price of the Company’s common stock on Nasdaq on the grant date.

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

Pursuant to the terms of the Veru APA, the Company agreed to provide Veru with initial consideration totaling $20.0 million, consisting of (i) $6.0 million paid upon the closing of the Transaction, (ii) an additional $4.0 million in the form of a non-interest bearing note payable due on September 30, 2023, and (iii) an additional $10.0 million in the form of two equal (i.e. each for $5.0 million) non-interest bearing notes payable, each due on April 19, 2024 and September 30, 2024. On September 29, 2023, the Company entered into an amendment (the “Amendment”) of the Veru APA. Pursuant to the Amendment, the $4.0 million note payable originally due on September 30, 2023, was deemed paid and fully satisfied upon (1) the payment to Veru of $1 million in immediately available funds on September 29, 2023, and (2) the issuance to Veru by October 3, 2023 of 3,000 shares of Series A Preferred Stock of the Company.

The terms of the Series A Preferred Stock are set forth in the Certificate of Designations, which was filed with the State of Delaware on September 29, 2023. Pursuant to the Certificate of Designations, each share of Series A Preferred Stock will convert one year from the date of issuance of the Series A Preferred Stock into that number of shares of the Company’s common stock determined by dividing the Stated Value (as defined in the Certificate of Designations) of $1,000 per share by the Conversion Price (as defined in the Certificate of Designations) of $0.5254 per share, subject to adjustment as provided in the Certificate of Designations, subject to certain shareholder approval limitations. The Series A Preferred Stock is entitled to share ratably in any dividends paid on the Company’s common stock (on an as-if-converted-to-common-stock basis), has no voting rights except as to certain significant matters specified in the Certificate of Designations, and has a liquidation preference equal to the Stated Value of $1,000 per share plus any accrued but unpaid dividends thereon. The Series A Preferred Stock is redeemable in whole or in part at the Company’s option at any time. The Certificate of Designations authorized the issuance of up to 10,000 shares of Series A Preferred Stock.

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

WraSer (Acquisition closing pending as of September 30, 2023)

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

In conjunction with the WraSer APA, the Company and the Seller entered into a Management Services Agreement (the “MSA”) on the Execution Date. Pursuant to the terms of the MSA, the Company will act as the manager of the Seller’s business during the period between the Execution Date and Closing Date. During this period, the Company will make advances to WraSer, if needed to sustain operations. The Company’s involvement as manager of the Seller’s business ended when WraSer filed for relief under chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court (see below). If, on the Closing Date, the Seller’s cash balance is in excess of the target amount specified in the MSA of $1.1 million (the “Cash Target”), the Company will apply that excess to the $4.5 million cash payment due upon closing. Conversely, if there is a shortfall, the Company will be required to remit the difference to the Seller over time. Specifically, as the Company collects accounts receivable generated after the Closing Date, the Company will be required to remit 50% of the collections to the Seller until the shortfall is paid in full. The MSA terminates on the Closing Date.

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

On September 26, 2023, WraSer and its affiliates filed for relief under chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court.

On October 4, 2023, the parties agreed to amend the WraSer APA. Shortly after its bankruptcy filing, WraSer filed a motion seeking approval of the WraSer APA as amended.  The amendment, among other things, eliminates the $500,000 post-closing payment due June 13, 2024 and staggers the $4.5 million cash payment that the Company would otherwise have to pay at closing to: (i) $2.2 million to be paid at closing, (ii) $2.3 million, to be paid in monthly installments of $150,000 commencing January 2024 (the “Post-Closing Payment”) and (iii) 789 shares of Series A Preferred Stock to be paid at closing. The amendment also reduced the number of products we were acquiring by excluding pain medications and including only (i) Ciprofloxacin 0.3% and Fluocinolone 0.025% Otic Solution, under the trademark OTOVEL and its Authorized Generic Version approved under US FDA NDA No. 208251, (ii) Ciprofloxacin 0.2% Otic solution, under the trademark CETRAXAL, and (iii) Vorapaxar Sulfate tablets under the trademark Zontivity approved under US FDA NDA N204886.

On October 6, 2023, we were alerted to certain developments in WraSer’s operations relating to WraSer’s inability to manufacture the active pharmaceutical ingredient for one of the key WraSer Assets, which development we believe constitutes a Material Adverse Effect (as such term is defined in the WraSer APA) that will prevent us from closing the transaction. On October 20, 2023, we filed a motion for relief from the automatic stay in the Bankruptcy Court so that we can exercise our termination rights under the WraSer APA, as amended.  WraSer has advised us that it does not believe that a Material Adverse Event occurred. If the Bankruptcy Court does not grant our motion and requires us to complete the transaction, we will not be able to execute our commercialization strategy for the WraSer Assets because there is no manufacturer for the active pharmaceutical ingredient for Zontivity, the key driver for the WraSer acquisition. Due to the WraSer bankruptcy filing and our status as an unsecured creditor of WraSer, it is also unlikely that we will recover the $3.5 million initial payment made or any costs and resources in connection with services provided by the Company under the WraSer MSA. In addition, if the WraSer APA is terminated, we will not be able to recover any such costs.

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

Warrant Inducement

On July 31, 2023, the Company entered into the Inducement Letter with the Holder of the Existing PIOs. Pursuant to the Inducement Letter, the Holder agreed to exercise for cash its Existing PIOs to purchase an aggregate of 2,486,214 shares of the Company’s common stock, at a reduced exercise price of $1.09 per share, in exchange for the Company’s agreement to issue Inducement PIOs to purchase up to 4,972,428 shares of the Company’s common stock. The Inducement PIOs have substantially the same terms as the Existing PIOs. On August 2, 2023, the Company consummated the Warrant Inducement. The Company received aggregate net proceeds of approximately $2.3 million from the Warrant Inducement, after deducting placement agent fees and other offering expenses payable by the Company.

The Company engaged Wainwright to act as its placement agent in connection with the Warrant Inducement and paid Wainwright a cash fee equal to 7.5% of the gross proceeds received from the exercise of the Existing PIOs as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing PIOs. The Company also agreed to reimburse Wainwright for its expenses in connection with the exercise of the Existing PIOs and the issuance of the Inducement PIOs, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses and agreed to pay Wainwright for non-accountable expenses in the amount of $35,000. In addition, the exercise for cash of the Existing PIOs triggered the issuance to Wainwright or its designees, warrants to purchase 149,173 shares of common stock, which were issuable in accordance with the terms of Contingent Warrants issuable to Wainwright in connection with the August 2022 Private Placement Transaction, and have the same terms as the Inducement PIOs, except for an exercise price equal to $1.3625 per share. The Company also agreed to issue warrants to Wainwright upon any exercise for cash of the Inducement PIOs, that number of shares of common stock equal to 6.0% of the aggregate number of such shares of common stock underlying the Inducement PIOs that have been exercised, also with an exercise price of $1.3625. The maximum number of warrants issuable under this provision is 298,346.

Nasdaq Compliance

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

On November 1, 2023, we announced that we had regained compliance with Nasdaq Listing Rule 5250(c)(1). The Rule requires listed companies to timely file all required periodic financial reports with the SEC. On October 20, 2023, the Company filed its Form 10-Q for the period ended June 30, 2023.

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

On November 15, 2023, the Company informed Oxford University Innovation of its termination of the OUI Agreement.

St. Jude Children’s Research Hospital, Inc. Agreement

On January 27, 2020, we entered into an exclusive, worldwide license agreement with St. Jude, pursuant to which we acquired the right to develop certain licensed products and produce vaccines for use in humans.

Under the St. Jude Agreement, we agreed to pay an initial license fee, an annual maintenance fee, milestone payments, patent reimbursement, and running royalties based on the net sales of licensed products. On May 11, 2022, the Company and St. Jude entered into the St. Jude Amendment. The St. Jude Amendment provided for a revised development milestone timeline, a one-time license fee of $5,000, and an increase to the royalty rate from 4% to 5%. The St. Jude Amendment also provided for an increase to the contingent milestone payments, from $1.0 million to $1.9 million in the aggregate; specifically, development milestones of $0.3 million, regulatory milestones of $0.6 million, and commercial milestones of $1.0 million. On March 22, 2023, the Company entered into another amendment to the St. Jude Agreement, whereby the development milestone timeline was further revised. For additional details regarding our relationship with St. Jude, see Notes 6 and 9 to our financial statements included elsewhere in this Report. On November 15, 2023, the Company informed St. Jude of its termination of the St. Jude Agreement.

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

Services Agreement

On July 21, 2023, the Company, entered into Master Services Agreement and a related statement of work with a vendor, pursuant to which the vendor would provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with the same vendor for certain subscription services providing prescription market data access to the Company. The fees under this statement of work total approximately $800,000, and the term was through July 14, 2025. As of September 30, 2023, the Company prepaid approximately $865,000 for commercialization services under the first statement of work. The Company also had approximately $898,000 recorded in related accounts payable as of September 30, 2023. As the prepayment can be applied against amounts invoiced from the vendor, the prepayment of approximately $865,000 has been offset against accounts payable in the accompanying condensed balance sheet. On October 12, 2023, the Company terminated the Master Services Agreement and statements of work, resulting in an early termination fee of approximately $2.3 million. The Company will record the early termination fee during the quarter ending December 31, 2023 (see Note 6).

Butantan Letter of Intent

On May 19, 2022, the Company and Instituto Butantan (“Butantan”) entered into a letter of intent, pursuant to which the Company and Butantan intend to establish a future technological collaboration in order to improve Butantan’s platform and develop the universal influenza vaccine candidate in collaboration with the Company.

Components of Results of Operations

Research and Development Expenses

Substantially all of our research and development expenses have consisted of expenses incurred in connection with the development of our product candidates. These expenses include fees paid to third parties to conduct certain research and development activities on our behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees and allocated overheads, including information technology costs and utilities. We expense both internal and external research and development expenses as they are incurred.

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

We anticipate that our selling, general and administrative expenses will continue to increase as a result of increased personnel costs, expanded infrastructure and higher consulting, legal and accounting services costs associated with complying with the applicable stock exchange and the SEC requirements, investor relations costs and director and officer insurance premiums associated with being a public company, along with costs for commercialization of products.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our statements of operations for the periods indicated:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Operating expenses
Selling, general and administrative	$4,268,845	$2,694,254	1,574,591	58.4%
Research and development	219,238	1,175,480	(956,242)	(81.3)%
Total operating expenses	4,488,083	3,869,734	618,349	16.0%
Loss from operations	(4,488,083)	(3,869,734)	(618,349)	(16.0)%
Total other income (expense)	(858,825)	3,072	(861,897)	(28,056.5)%
Net loss	$(5,346,908)	$(3,866,662)	(1,480,246)	(38.3)%

Selling, General and Administrative Expenses

For the three months ended September 30, 2023, selling, general and administrative expenses increased by approximately $1.6  million compared to the same period in 2022. The increase was mainly due to increased commercialization activities for ENTADFI® of $1.7 million, an increase in professional fees of $0.6 million, an increase of $0.1 million in compensation expense primarily due to a reallocation of employee wages from research and development to selling, general and administrative expense, as a result of the shift in business focus towards commercialization, an impairment of long-lived assets of $0.3 million, and $0.1 million incurred for the loss on related party receivable. These increases were offset by a decrease of $0.8 million related to a loss contingency incurred in the three months ended September 30, 2022, with no similar expense in the current period, and a decrease in various business activities, such as business advisory services, travel related expenses, and rent expense, totaling $0.4 million.

Research and Development Expenses

For the three months ended September 30, 2023, research and development expenses decreased by approximately $1.0 million compared to the same period in 2022. The decrease was primarily due to the Company’s decision to deprioritize its vaccine programs during the three months ended September 30, 2023.

Other Income (Expense)

Other expense incurred during the three months ended September 30, 2023, relates to $0.2 million of interest expense incurred on new notes payable issued in April 2023 related to the acquisition of ENTADFI® , a loss on extinguishment of a note payable of $0.5 million in connection with the ENTADFI® APA Agreement, and the change in fair value of the contingent warrant liability. Other income recorded during the three months ended September 30, 2022, relates to the change in fair value of the contingent warrant liability.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our statements of operations for the periods indicated:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Operating costs and expenses
Selling, general and administrative	$8,337,615	$7,311,243	$1,026,372	14.0%
Research and development	2,148,327	2,924,037	(775,710)	(26.5)%
Impairment of deposit on asset purchase agreement	3,500,000	-	3,500,000	100.0%
Total operating expenses	13,985,942	10,235,280	3,750,662	36.6%
Loss from operations	(13,985,942)	(10,235,280)	(3,750,662)	(36.6)%
Total other income (expense)	(1,072,880)	33,375	(1,106,255)	(3,314.6)%
Net loss	$(15,058,822)	$(10,201,905)	$(4,856,917)	(47.6)%

Selling, General and Administrative Expenses

For the nine months ended September 30, 2023, selling, general and administrative expenses increased by approximately $1.0 million compared to the same period in 2022. The increase was mainly attributable to increased commercialization activities for ENTADFI® of $2.2 million, an increase of $1.1 million in professional fees, a loss on impairment of long-lived assets of $0.3 million, and $0.2 million incurred for the loss on related party receivable. These increases were offset by a decrease in employee compensation of $1.0 million, primarily related to lower stock-based compensation expenses and a decrease in executive bonuses and a decrease in various business activities, such as business advisory services, travel related expenses, and rent expense, totaling $0.2 million. In addition, there was a decrease of $1.3 million related to a loss contingency and a decrease of $0.3 million for a non-recurring termination penalty to a former underwriter, for early termination of the agreement with that underwriter, both of which were incurred in the nine months ended September 30, 2022, with no similar expense in the current period.

Research and Development Expenses

For the nine months ended September 30, 2023, research and development expenses decreased by approximately $0.8 million compared to the same period in 2022. The decrease was primarily due to the Company’s decision to deprioritize its vaccine programs during the three months ended September 30, 2023.

Impairment of Deposit on Asset Purchase Agreement

During the nine months ended September 30, 2023, a $3.5 million impairment loss was recorded on the deposit for the WraSer asset purchase agreement.

Other Income (Expense)

Other expense incurred during the nine months ended September 30, 2023, primarily relates to interest expense incurred on new notes payable issued in April 2023 related to the acquisition of ENTADFI®, a loss on extinguishment of a note payable of $0.5 million in connection with the ENTADFI® APA Agreement, and the change in fair value of the contingent warrant liability. Other income recorded during the nine months ended September 30, 2022, relates to the change in fair value of the contingent warrant liability.

Liquidity and Capital Resources

Since inception in October 2018 until April 2023, when we acquired ENTADFI®, we devoted substantially all of our efforts to research and development, undertaking preclinical studies and enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology and now deprioritized vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio, and raising capital to support and expand such activities. Since our April 2023 acquisition of ENTADFI®, we have been focusing our efforts on building out our commercial capabilities to launch ENTADFI® in the marketplace. We do not have any products approved for sale, aside from ENTADFI®, and have not generated any revenue from product sales.

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net loss was $5.3 million and $15.1 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, we had an accumulated deficit of $34.4 million. We also generated negative operating cash flows of $9.3 million for the nine months ended September 30, 2023.

During June 2023, the Company entered into an asset purchase agreement with WraSer for the acquisition of a significant portion of other assets that requires the Company to pay consideration of $8.5 million and one million shares of common stock, of which $3.5 million was paid upon execution of the agreement, $4.5 million of the remainder and common stock is due at closing, and the remaining $500,000 is due June 13, 2024. On September 26, 2023, and its affiliates filed for relief under chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. On October 4, 2023, the parties agreed to amend the WraSer APA. The amendment, which is subject to court approval, seeks, among other things, to eliminate the $500,000 post-closing payment due June 13, 2024 and stagger the $4.5 million cash payment that the Company would otherwise have to pay at closing to: (i) $2.2 million to be paid at closing, (ii) $2.3 million, to be paid in monthly installments of $150,000 commencing January 2024 (the “Post-Closing Payment”) and (iii) 789 shares of Series A Preferred Stock to be paid at closing. On October 6, 2023, we were alerted to certain developments in WraSer’s operations relating to WraSer’s inability to manufacture the active pharmaceutical ingredient for one of the key WraSer Assets, which development we believe constitutes a Material Adverse Effect (as such term is defined in the WraSer APA) that will prevent us from closing the transaction. On October 20, 2023, we filed a motion for relief from the automatic stay in the Bankruptcy Court so that we can exercise our termination rights under the WraSer APA, as amended.  WraSer has advised us that it does not believe that a Material Adverse Event occurred.  If the Bankruptcy Court does not grant our motion and requires us to complete the transaction, we will not be able to execute our commercialization strategy for the WraSer Assets because there is no manufacturer for the active pharmaceutical ingredient for Zontivity, the key driver for the WraSer acquisition. Due to the WraSer bankruptcy filing and our status as an unsecured creditor of WraSer, it is also unlikely that we will recover the $3.5 million initial payment made or any costs and resources in connection with services provided by the Company under the WraSer MSA. In addition, if the WraSer APA is terminated, we will not be able to recover any such costs.

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

We will require significant amounts of additional capital in the short-term, to continue to fund our continuing operations, satisfy existing and future obligations and liabilities, including the remaining payments due under the Veru APA and other contracts entered into in support of the Company’s commercialization plans, in addition to funds needed to support our working capital needs and business activities, including the commercialization of ENTADFI® and the development and commercialization of our current product candidates and future product candidates. Management’s plans for funding the Company’s operations include generating product revenue from sales of ENTADFI®, which has not yet been successfully commercialized, a process that will require significant amounts of additional capital to complete. In addition, certain of the commercialization activities are outside of the Company’s control, including but not limited to, securing contracts with wholesalers and third-party payers, securing contracts with third-party logistics providers, and obtaining required licensure is various jurisdictions, as well as attempting to secure additional required funding through equity or debt financings if available. However, we may not be able to obtain additional financing on terms favorable to us, if at all, which creates significant uncertainty that we will be able to successfully launch ENTADFI®. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to cease our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Future Funding Requirements

Our primary uses of cash to date have been to fund our operations, which consist primarily of research and development expenditures related to our programs, costs related to acquisitions and potential acquisitions, and selling, general and administrative expenditures. We anticipate that we will continue to incur significant expenses for the foreseeable future as we continue to commercialize ENTADFI® and expand our corporate infrastructure, including the costs associated with being a public company. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations and in order to execute our long-term business plan.

We will require significant amounts of additional capital in the short-term, to continue to fund our continuing operations, satisfy existing and future obligations and liabilities, including the remaining payments due under the Veru APA and other contracts entered into in support of the Company’s commercialization plans, in addition to funds needed to support our working capital needs and business activities, including the commercialization of ENTADFI® and the development and commercialization of our current product candidates and future product candidates. Until we can generate a sufficient amount of revenue from sales of ENTADFI®, or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The future sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of our business activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net cash used in operating activities	$(9,269,131)	$(5,875,492)
Net cash used in investing activities	(9,864,613)	(31,488)
Net cash provided by financing activities	1,035,060	33,115,222
Net increase (decrease) in cash	$(18,098,684)	$27,208,242

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was approximately $9.3 million, which primarily resulted from a net loss of $15.1 million. This was offset by a net change in our operating assets and liabilities of $0.1 million, an impairment loss of $3.5 million related to the deposit on the WraSer APA, an approximate $0.5 million loss on the extinguishment of a note payable, noncash stock-based compensation of approximately $0.6 million, noncash interest expense of approximately $0.5 million, a $0.3 million loss on impairment of long-lived assets, and the loss on related party receivable of approximately $0.3 million.

Net cash used in operating activities for the nine months ended September 30, 2022 was approximately $5.9 million, which primarily resulted from a net loss of approximately $10.2 million, which was partially offset by noncash stock-based compensation of approximately $1.8 million, and a net change in our operating assets and liabilities of approximately $2.6 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was approximately $9.9 million, of which approximately $6.1 million was used for the acquisition of ENTADFI®, $3.5 million was used for the deposit in connection with the potential WraSer APA, which closing is pending at September 30, 2023, and $0.3 million is the net change in the receivable from related parties.

Net cash used in investing activities for the nine months ended September 30, 2022 was approximately $31,000, which resulted from purchases of property and equipment and the net change in the receivable from related parties.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was approximately $1.0 million, and resulted from net proceeds from the exercise of preferred investment options in connection with the warrant inducement transaction of $2.3 million offset by $1.0 million in principal payments on a note payable, $59,000 in purchases of treasury shares, and $205,000 of payment in deferred offering costs.

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

Recent Accounting Pronouncements Not Yet Adopted

See Note 3 to our condensed financial statements included elsewhere in this Report for more information.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of September 30, 2023, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023, except for the following:

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable (a “triggering event”). Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the long-lived asset in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the three and nine months ended September 30, 2023, the Company recorded an impairment loss of approximately $267,000 related to approximately $267,000 of implementation costs incurred under cloud computing hosting arrangements that were capitalized during the period. There were no other impairment losses on long-lived assets.

JOBS Act

Section 107 of the Jumpstart Our Business Startups Act (“JOBS”) Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period.

For as long as we remain an “emerging growth company” under the JOBS Act, we will, among other things:

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

Related Party Transactions

As of September 30, 2023, the Company has a receivable from the Company’s former CEO of approximately $522,000, of which the full amount is reserved for as the Company does not anticipate recovery of this amount. During the three months ended September 30, 2023, the Company’s Audit Committee completed a review of the Company’s expenses due to certain irregularities identified with regards to the related party balance. In September 2023, after the review was completed by the Audit Committee, it was determined that our former CEO and an accounting employee charged certain personal expenses on their corporate credit cards that were not recorded as related party receivables. The aggregate amount of such unauthorized charges ranged from approximately (i) $257,000 to $405,000 for all of 2022, (ii) $86,000 to $122,000 for the quarter ended March 31, 2023, and (iii) $79,000 to $150,000 for the quarter ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023, as a result of the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In September 2023, after a review completed by the Audit Committee, it was determined that our former CEO and an accounting employee charged certain personal expenses on their corporate credit cards that were not recorded as related party receivables. The aggregate amount of such unauthorized charges ranged from approximately (i) $257,000 to $405,000 for all of 2022, (ii) $86,000 to $122,000 for the quarter ended March 31, 2023, and (iii) $79,000 to $150,000 for the quarter ended June 30, 2023. These unauthorized charges, in addition to personal charges that were identified as such in previous reporting periods, may have constituted personal loans that are not permissible under Section 402 of the Sarbanes-Oxley Act of 2002. The accounting employee was also the CEO’s assistant and had roles in the Company’s system of internal control over financial reporting, including controls relating to the Company’s corporate credit cards. We determined that this credit card misuse arose from the following control deficiencies, which we have determined to be material weaknesses as of September 30, 2023:

●	We did not maintain an effective control environment as there was an inadequate segregation of duties with respect to certain cash disbursements. The processing and the approval for payment of credit card transactions and certain bank wires were being handled by the CEO and an accounting employee, and the accounting employee was responsible for the reconciliation of credit card statements and bank statements. This allowed these individuals to submit unauthorized payments to unauthorized third parties.

●	We did not have an effective risk assessment process over the identification of fraud risks surrounding the authorization, identification, approval and reporting of personal expenses charged to the Company’s corporate credit cards.

●	We did not design and maintain effective monitoring of compliance with established accounting policies and procedures.

The material weaknesses in our control environment, risk assessment and monitoring controls contributed to the following additional material weaknesses in our control activities:

●	Our controls over the approval and reporting of expenses paid with the Company’s credit cards and certain bank wires were not designed and maintained to achieve the Company’s objectives.

In addition to the material weaknesses identified above, we also identified the following material weaknesses in internal control over financial reporting existing as of September 30, 2023:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors

There is substantial doubt about our ability to continue as a “going concern.”

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of September 30, 2023, the Company had cash of approximately $7.7 million, a working capital deficit of approximately $8.1 million and an accumulated deficit of approximately $34.4 million.

The Company will require significant additional capital to fund its continuing operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s working capital needs and business activities, including making the remaining payments to Veru, the commercialization of ENTADFI®, and the development and commercialization of its current product candidates and future product candidates. Management’s plans include generating product revenue from sales of ENTADFI®, which are subject to successful commercialization activities, some of which are outside of the Company’s control, including but not limited to, securing contracts with wholesalers and third party payers, securing contracts with third-party logistics providers, obtaining required licensure in various jurisdictions, as well as attempting to secure additional required funding through equity or debt financings if available. However, there are currently no commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail any clinical trials, development and/or commercialization of products and product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date of the issuance of the condensed financial statements included elsewhere in this Report.

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

In October 2023, we were alerted to certain developments in WraSer’s operations relating to its ability to manufacture the active pharmaceutical ingredient for one of the key WraSer Assets, which development we believe constitutes a Material Adverse Effect that will prevent us from closing the transaction. On October 20, 2023, we filed a motion for relief from the automatic stay in the Bankruptcy Court so that we can exercise our termination rights under the WraSer APA, as amended. WraSer has advised us that it does not believe that a Material Adverse Event occurred. If the Bankruptcy Court does not grant our motion and requires us to complete the transaction, we will not be able to execute our commercialization strategy for the WraSer Assets because there is no manufacturer for the active pharmaceutical ingredient for Zontivity, the key driver for the WraSer acquisition. Due to the WraSer bankruptcy filing and the Company’s status as an unsecured creditor of WraSer, it is unlikely that the Company will recover the $3.5 million initial payment made or any costs and resources in connection with services provided by the Company under the WraSer MSA. If the Company does not complete the purchase of the WraSer Assets and the WraSer APA is terminated, the Company will not be able to recover any such costs. Any claims the Company makes for such payment will be general unsecured claims (see Note 5). If the WraSer APA is terminated, then, due to the WraSer bankruptcy filing and our status as an unsecured creditor of WraSer, it is unlikely that we will recover the $3.5 million initial payment made or any costs and resources in connection with services provided by the Company under the WraSer MSA.

WraSer has recently filed for bankruptcy. If the bankruptcy court requires us to complete the transactions completed by the WraSer APA, we are unlikely to receive previously anticipated benefits from the WraSer APA or recoup any costs already incurred pursuant to the WraSer APA and WraSer MSA.

On September 26, 2023, WraSer and its affiliates filed for relief under chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. On October 4, 2023, the parties agreed to amend the WraSer APA. Shortly after its bankruptcy filing, WraSer filed a motion seeking approval of the WraSer APA as amended. On October 6, 2023, we were alerted to certain developments in WraSer’s operations relating to WraSer’s inability to manufacture the active pharmaceutical ingredient for one of the key WraSer Assets, which development we believe constitutes a Material Adverse Effect (as such term is defined in the WraSer APA) that will prevent us from closing the transaction. On October 20, 2023, we filed a motion for relief from the automatic stay in the Bankruptcy Court so that we can exercise our termination rights under the WraSer APA, as amended. WraSer has advised us that it does not believe that a Material Adverse Event occurred. If the Bankruptcy Court does not grant our motion and requires us to complete the transaction, we will be obligated to make the remaining payments under the terms of the WraSer APA, and we will not be able to execute our commercialization strategy for the WraSer Assets because there is no manufacturer for the active pharmaceutical ingredient for Zontivity, the key driver for the WraSer acquisition. Due to the WraSer bankruptcy filing and our status as an unsecured creditor of WraSer, it is also unlikely that we will recover the $3.5 million initial payment made or any costs and resources in connection with services provided by the Company under the WraSer MSA.

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

The issuance or conversion of common shares or other securities convertible into common shares could result in significant dilution in the equity interest of existing shareholders and adversely affect the market price of the common shares. We have issued 3,000 shares of Series A Preferred Stock to Veru which are initially convertible, in the aggregate, into 5,709,935 shares of the Company’s common stock, subject to adjustment and certain shareholder approval limitations specified in the Certificate of Designations.

We may have violated Section 13(k) of the Exchange Act (implementing Section 402 of the Sarbanes-Oxley Act of 2002) and may be subject to sanctions as a result.

Section 13(k) of the Exchange Act provides that it is unlawful for a company that has a class of securities registered under Section 12 of the Exchange Act to, directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any of its directors or executive officers. In the fiscal year ended December 31, 2022 and the nine months ended September 30, 2023, we paid certain expenses of Joseph Hernandez, our former Chief Executive Officer and Chairman of the Board, which may be deemed to be personal loans made by us to Mr. Hernandez that are not permissible under Section 13(k) of the Exchange Act. Issuers that are found to have violated Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on us could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

We may consider strategic alternatives in order to maximize stockholder value, including financing, strategic alliances, licensing arrangements, acquisitions or the possible sale of our business. We may not be able to identify or consummate any suitable strategic alternatives and any consummated strategic alternatives may not be successful.

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

●	We did not maintain an effective control environment as there was an inadequate segregation of duties with respect to certain cash disbursements. The processing and the approval for payment of credit card transactions and certain bank wires were being handled by the CEO and an accounting employee, and the accounting employee was responsible for the reconciliation of credit card statements and bank statements. This allowed these individuals to submit unauthorized payments to unauthorized third parties.

●	We did not have an effective risk assessment process over the identification of fraud risks surrounding the authorization, identification, approval and reporting of personal expenses charged to the Company’s corporate credit cards.

●	We did not design and maintain effective monitoring of compliance with established accounting policies and procedures.
●	Our controls over the approval and reporting of expenses paid with the Company’s credit cards and certain bank wires were not designed and maintained to achieve the Company’s objectives.

●	We failed to employ a sufficient number of staff to maintain optimal segregation of duties, maintain adequate internal controls surrounding information technology procedures, such as a lack of a written information security policy, maintain adequate controls over the approval and posting of journal entries, and to provide optimal levels of oversight in order to process financial information in a timely manner, analyze and account for complex, non-routine transactions, and prepare financial statements.

●	We do not yet have adequate internal controls in place for the timely identification, approval or reporting of related party transactions.

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

For the foreseeable future, we expect to and do rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of ENTADFI® to meet demand. ENTADFI® is complicated and expensive to manufacture. If our third-party manufacturers fail to deliver ENTADFI® for commercial sale on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay or suspend commercial sales and/or production of ENTADFI®. While we may be able to identify replacement third-party manufacturers or develop our own manufacturing capabilities for ENTADFI®, this process would likely cause a delay in the availability of ENTADFI® and an increase in costs. In addition, third-party manufacturers may have a limited number of facilities in which ENTADFI® can be produced, and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in ENTADFI®

In addition, regulatory requirements could pose barriers to the manufacture of ENTADFI® Third-party manufacturers are required to comply with the FDA’s cGMPs. As a result, the facilities used by any manufacturers of ENTADFI®, must maintain a compliance status acceptable to the FDA. Holders of NDAs, or other forms of FDA approvals or clearances, or those distributing a regulated product under their own name, are responsible for manufacturing even though that manufacturing is conducted by a third-party contract manufacturing organization (“CMO”). Our third-party manufacturers will be required to produce ENTADFI® under FDA cGMPs in order to meet acceptable standards. Our third-party manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to commercialize our drug candidates. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply, recalls, withdrawals, issuance of safety alerts and criminal prosecutions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Finally, we also could experience manufacturing delays if our CMOs give greater priority to the supply of other products over ENTADFI® or otherwise do not satisfactorily perform according to the terms of their agreements with us.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities.

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There were no share repurchases for the three months ended September 30, 2023.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Report.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2023).
3.2	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2022).
3.3	Third Amended and Restated Bylaws of the Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2023).
4.1	Certificate of Designations of Series A Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2023).
10.1	Amendment to Asset Purchase Agreement, dated as of September 29, 2023, by and between Blue Water Biotech, Inc. and Veru Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2023).
10.2	Employment Agreement, dated October 4, 2023, between the Company and Dr. Neil Campbell (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2023).
10.3	Employment Agreement, dated October 4, 2023, between the Company and Bruce Harmon (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2023).
10.4	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2023).
10.5	Form of Amendment, dated October 5, 2023, to Asset Purchase Agreement, dated June 13, 2023, by and among WraSer, LLC, Xspire Pharma, LLC, Legacy-Xspire Holdings, LLC and Blue Water Biotech, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 20, 2023.
10.6* #	Exclusive Distribution Agreement, dated September 20, 2023, between the Company and Cardinal Health 105, LLC
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

#	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K as we have determined they (1) are not material and (2) are the type that the Company treats as private or confidential. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blue Water Biotech, Inc.

Date: November 17, 2023		/s/ Dr. Neil Campbell
Dr. Neil Campbell Chief Executive Officer
(principal executive officer)

Date: November 17, 2023	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer
(principal financial and accounting officer)