Form 10-Q
period 2024-06-30
Onconetix, Inc.
filed 2024-08-29
CIK 1782107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 29, 2024, the registrant had 29,790,119 shares of common stock, $0.00001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations and repay indebtedness;

●	our ability to commercialize or monetize Proclarix and integrate the assets and commercial operations acquired in the share exchange with Proteomedix AG (“Proteomedix”);

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

●	our ability to maintain the necessary regulatory approvals to market and commercialize our products;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current products;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

ii

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated, or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third parties, including manufacturers and logistics companies;
●	our dependence on third parties to develop, market, distribute and sell our products;

●	the success of competing therapies or diagnostics and products that are or become available;

●	our ability to successfully compete against current and future competitors;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract, motivate and retain key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our products;

●	market acceptance of our products, the size and growth of the potential markets for our current products, and our ability to serve those markets; and

●	disruptions in the business of Onconetix or Proteomedix, which could have an adverse effect on their respective businesses and financial results.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCONETIX, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets
Cash	$930,541	$4,554,335
Accounts receivable, net	171,313	149,731
Inventories	160,272	364,052
Prepaid expenses and other current assets	773,322	770,153
Total current assets	2,035,448	5,838,271

Prepaid expenses, long-term	-	17,423
Property and equipment, net	69,189	60,654
Deferred offering costs	366,113	366,113
Operating right of use asset	179,983	148,542
Intangible assets, net	20,310,890	25,410,887
Goodwill	36,502,332	55,676,142
Total assets	$59,463,955	$87,518,032

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,169,727	$5,295,114
Accrued expenses	1,438,872	2,199,867
Notes payable, net of debt discounts of $89,667 and $381,627 at June 30, 2024 and December 31, 2023, respectively	10,093,425	9,618,373
Note payable – related party, net of debt discount of $106,180 and $0 at June 30, 2024 and December 31, 2023, respectively	4,893,820	—
Operating lease liability, current	119,474	74,252
Subscription agreement liability – related party	885,600	—
Contingent warrant liability	2,641	2,641
Total current liabilities	20,603,559	17,190,247

Note payable, net of current portion	111,260	118,857
Subscription agreement liability – related party	—	864,000
Pension benefit obligation	375,360	556,296
Operating lease liability, net of current portion	60,509	74,290
Deferred tax liability, net	2,805,816	3,073,781
Total liabilities	23,956,504	21,877,471

Commitments and Contingencies (see Note 10)

Series B Convertible Redeemable Preferred stock, $0.00001 par value, 2,700,000 shares authorized at June 30, 2024 and December 31, 2023; 2,696,729 shares issued and outstanding at June 30, 2024 and December 31, 2023	64,236,085	64,236,085

Stockholders’ equity (deficit)
Series A Convertible Preferred stock, $0.00001 par value, 10,000 shares authorized at June 30, 2024 and December 31, 2023; 3,000 shares issued and outstanding at June 30, 2024 and December 31, 2023; Liquidation preference of $3,000,000 at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized at June 30, 2024 and December 31, 2023; 22,848,876 and 22,841,975 shares issued at June 30, 2024 and December 31, 2023, respectively; 22,331,477 and 22,324,576 shares outstanding at June 30, 2024 and December 31, 2023, respectively	228	228
Additional paid-in-capital	49,405,359	49,428,809
Treasury stock, at cost; 517,399 shares of common stock at June 30, 2024 and December 31, 2023	(625,791)	(625,791)
Accumulated deficit	(82,211,470)	(56,786,194)
Accumulated other comprehensive income (loss)	(2,378,952)	2,380,920
Total Onconetix stockholders’ deficit	(35,810,626)	(5,602,028)
Non-controlling interest	7,081,992	7,006,504
Total stockholders’ equity (deficit)	(28,728,634)	1,404,476
Total liabilities, convertible redeemable preferred stock, and stockholders’ equity (deficit)	$59,463,955	$87,518,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue	$704,848	$-	$1,405,281	$-
Cost of revenue	604,132	-	1,115,565	-
Gross profit	100,716	-	289,716	-

Operating expenses
Selling, general and administrative	2,221,275	2,302,747	5,957,725	4,068,770
Research and development	(3,680)	846,853	45,284	1,929,089
Impairment of ENTADFI assets	1,237,140	-	3,530,716	-
Impairment of goodwill	10,261,000	-	15,453,000	-
Impairment of deposit on asset purchase agreement	-	3,500,000	-	3,500,000
Total operating expenses	13,715,735	6,649,600	24,986,725	9,497,859
Loss from operations	(13,615,019)	(6,649,600)	(24,697,009)	(9,497,859)

Other (expense) income
Interest expense - related party	(156,169)	-	(380,943)	-
Interest expense	(205,146)	(213,996)	(393,429)	(213,996)
Change in fair value of subscription agreement liability – related party	(248,000)	-	(21,600)	-
Change in fair value of contingent warrant liability	-	(1,674)	-	(59)
Other - net	(31,602)	-	(3,094)	-
Total other expense	(640,917)	(215,670)	(799,066)	(214,055)
Loss before income taxes	(14,255,936)	(6,865,270)	(25,496,075)	(9,711,914)
Income tax (expense) benefit	(50,768)	-	70,799	-
Net loss	$(14,306,704)	$(6,865,270)	$(25,425,276)	$(9,711,914)

Net loss per share, basic and diluted	$(0.64)	$(0.43)	$(1.15)	$(0.61)

Weighted average number of common shares outstanding, basic and diluted	22,196,265	15,906,725	22,171,931	15,908,560

Other comprehensive income (loss)
Net loss	$(14,306,704)	$(6,865,270)	$(25,425,276)	$(9,711,914)
Foreign currency translation	110,000	-	(4,881,144)	-
Change in pension benefit obligation	(33,406)	-	121,272	-
Total comprehensive loss	$(14,230,110)	$(6,865,270)	$(30,185,148)	$(9,711,914)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.

Condensed Consolidated Statements of Convertible Redeemable Preferred Stock and

Stockholders’ Equity (Deficit)
(Unaudited)

	Series B Preferred		Series A Preferred		Common		Additional				Other	Total Onconetix	Non-	Total Stockholders’
	Stock		Stock		Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Equity	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	(Deficit)	Interest	(Deficit)

Balance at December 31, 2023	2,696,729	$64,236,085	3,000	$—	22,841,975	$228	$49,428,809	(517,399)	$(625,791)	$(56,786,194)	$2,380,920	$(5,602,028)	$7,006,504	$1,404,476
Issuance of restricted stock	—	—	—	—	3,125	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	23,865	—	—	—	—	23,865	28,785	52,650
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(4,991,144)	(4,991,144)	—	(4,991,144)
Changes in pension benefit obligation	—	—	—	—	—	—	—	—	—	—	154,678	154,678	—	154,678
Net loss	—	—	—	—	—	—	—	—	—	(11,118,572)	—	(11,118,572)	—	(11,118,572)
Balance at March 31, 2024	2,696,729	$64,236,085	3,000	$—	22,845,100	$228	$49,452,674	(517,399)	$(625,791)	$(67,904,766)	$(2,455,546)	$(21,533,201)	$7,035,289	$(14,497,912)
Restricted stock forfeitures	—	—	—	—	(12,500)	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	16,276	—	163	—	—	—	—	163	—	163
Stock-based compensation	—	—	—	—	—	—	(47,478)	—	—	—	—	(47,478)	46,703	(775)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	110,000	110,000	—	110,000
Changes in pension benefit obligation	—	—	—	—	—	—	—	—	—	—	(33,406)	(33,406)	—	(33,406)
Net loss	—	—	—	—	—	—	—	—	—	(14,306,704)	—	(14,306,704)	—	(14,306,704)
Balance at June 30, 2024	2,696,729	$64,236,085	3,000	$—	22,848,876	$228	$49,405,359	(517,399)	$(625,791)	$(82,211,470)	$(2,378,952)	$(35,810,626)	$7,081,992	$(28,728,634)

	Series B Preferred		Series A Preferred		Common		Additional	Treasury			Other	Total Onconetix	Non-	Total Stockholders’
	Stock		Stock		Stock		Paid-in	Stock		Accumulated	Comprehensive	Equity	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	(Deficit)	Interest	(Deficit)
Balance at December 31, 2022	—	$—	—	$—	15,724,957	$157	$42,331,155	(459,729)	$(566,810)	$(19,376,500)	$—	$22,388,002	$—	$22,388,002
Exercise of pre-funded warrants	—	—	—	—	646,640	7	(7)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	185,578	—	—	—	—	185,578	—	185,578
Purchase of treasury shares	—	—	—	—	—	—	—	(32,638)	(33,454)	—	—	(33,454)	—	(33,454)
Net loss	—	—	—	—	—	—	—	—	—	(2,846,644)	—	(2,846,644)	—	(2,846,644)
Balance at March 31, 2023	—	$—	—	$—	16,371,597	$164	$42,516,726	(492,367)	$(600,264)	$(22,223,144)	$—	$19,693,482	$—	$19,693,482
Exercise of stock options	—	—	—	—	45,920	—	459	—	—	—	—	459	—	459
Issuance of restricted stock	—	—	—	—	512,940	5	(5)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	272,781	—	—	—	—	272,781	—	272,781
Purchase of treasury shares	—	—	—	—	—	—	—	(25,032)	(25,527)	—	—	(25,527)	—	(25,527)
Net loss	—	—	—	—	—	—	—	—	—	(6,865,270)	—	(6,865,270)	—	(6,865,270)
Balance at June 30, 2023	—	$—	—	$—	16,930,457	$169	$42,789,961	(517,399)	$(625,791)	$(29,088,414)	$—	$13,075,925	$—	$13,075,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flows from operating activities
Net loss	$(25,425,276)	$(9,711,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of deposit on asset purchase agreement	—	3,500,000
Impairment of goodwill	15,453,000	—
Impairment of ENTADFI assets	3,530,716	—
Amortization of debt discounts	291,959	213,996
Amortization of debt discount – related party	293,820	—
Loss on related party receivable	—	165,355
Depreciation and amortization	408,001	3,269
Change in fair value of subscription agreement liability – related party	21,600	—
Net periodic pension benefit	(24,868)	—
Stock-based compensation	51,875	458,359
Interest accrued on note payable	95,751	—
Interest accrued on note payable – related party	87,123	—
Loss on impairment of inventory of ENTADFI	356,637	—
Change in fair value of contingent warrant liability	—	59
Deferred tax benefit	(70,799)	—
Changes in operating assets and liabilities:
Accounts receivable	(31,501)	—
Inventories	(159,095)	(51,900)
Prepaid expenses and other current assets	(220,928)	(227,201)
Prepaid expenses, long-term	(7,749)	(16,882)
Accounts payable	(2,188,629)	427,409
Accrued expenses	(893,228)	(989,319)
Net cash used in operating activities	(8,431,591)	(6,228,769)

Cash flows from investing activities
Acquisition of assets, including transaction costs of $79,771	—	(6,079,771)
Deposit made in connection with asset purchase agreement	—	(3,500,000)
Net advances to related parties	—	(454,557)
Purchases of property and equipment	(22,284)	(3,300)
Net cash used in investing activities	(22,284)	(10,037,628)

Cash flows from financing activities
Proceeds from issuance of note payable – related party	5,000,000	—
Proceeds from issuance of note payable	678,550	—
Payment of financing costs	(400,000)	—
Principal payments of notes payable	(417,046)	—
Proceeds from exercise of stock options	163	459
Payment of deferred offering costs	—	(205,093)
Purchase of treasury shares	—	(58,981)
Net cash provided by (used in) financing activities	4,861,667	(263,615)
Effect of exchange rate changes on cash	(31,586)	—
Net decrease in cash	(3,623,794)	(16,530,012)
Cash, beginning of period	4,554,335	25,752,659
Cash, end of period	$930,541	$9,222,647
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,405	$—
Noncash investing and financing activities:
Inventory and intangible assets acquired through issuance of notes payable	$—	$12,947,000
Deferred offering costs included in accounts payable and accrued expenses	$—	$150,000
Deferred offering costs previously included in prepaid expenses	$—	$(11,020)
Exercise of pre-funded warrants	$—	$7
Issuance of restricted stock	$—	$5
Operating right-of-use asset obtained in exchange of lease liability	$87,864	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

On December 15, 2023, Onconetix acquired 100% of the issued and outstanding voting equity interests in Proteomedix AG, a Swiss company (“Proteomedix” or “PMX”), and its related diagnostic product Proclarix. As a result of this transaction, Proteomedix became a wholly owned subsidiary of Onconetix (see Note 5). Proteomedix is a healthcare company whose mission is to transform prostate cancer diagnosis. Proteomedix has identified novel biomarker signatures with utility in prostate cancer diagnosis, prognosis and therapy management. The Company expects Proteomedix’s diagnostic expertise to complement its existing prostate related treatment portfolio.

In April 2023, the Company acquired ENTADFI, a Food and Drug Administration (“FDA”)-approved, once daily pill that combines finasteride and tadalafil for the treatment of benign prostatic hyperplasia.

Historically, the Company’s focus was on the research and development of transformational vaccines to prevent infectious diseases worldwide, until the third quarter of 2023, at which time the Company halted its efforts on vaccine development activities to focus on commercialization activities for ENTADFI and pursue other potential acquisitions. However, in light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company determined to pause its commercialization of ENTADFI during the first quarter of 2024, as it explores strategic alternatives to monetize ENTADFI, such as a potential sale of the ENTADFI assets. To that end, the Company engaged an investment advisor to assist with the potential sale or other transaction of the ENTADFI assets during the second quarter of 2024. There is currently no plan to resume commercialization of ENTADFI, and as such, if the Company is not able to consummate a sale or other transaction of the ENTADFI assets, it may abandon the assets and destroy its inventory of the product. Based on the current circumstances surrounding ENTADFI, at June 30, 2024, the ENTADFI assets were fully impaired (see Notes 4 and 5).

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Onconetix and its 100% wholly owned subsidiary, Proteomedix, since the acquisition date of December 15, 2023. All significant intercompany balances and transactions have been eliminated in consolidation. The non-controlling interest recorded in the accompanying condensed consolidated financial statements relates to currently outstanding stock-based awards issued by Proteomedix, which were assumed by Onconetix in connection with the acquisition of Proteomedix.

Unaudited Interim Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2024, and the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of convertible redeemable preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. These unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024 and its results of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three and six-month periods are also unaudited. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements included in this Report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which includes a broader discussion of the Company’s business and the risks inherent therein.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Note 2 — Going Concern and Management’s Plans

The Company’s operating activities to date have been devoted to seeking licenses, engaging in research and development activities, potential asset and business acquisitions, and expenditures associated with the previously planned commercial launch of ENTADFI and the commercialization of Proclarix.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of June 30, 2024, the Company had cash of approximately $0.9 million, a working capital deficit of approximately $18.6 million and an accumulated deficit of approximately $82.2 million. During the six months ended June 30, 2024, the Company used approximately $8.4 million in cash for operating activities. In addition, as of August 22, 2024, the Company’s cash balance was approximately $1.0 million. The Company believes that its current cash balance is only sufficient to fund its operations into September 2024 and this raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these condensed consolidated financial statements, and indicates that the Company is unable to meet its contractual commitments and obligations as they come due in the ordinary course of business, including the $5.0 million note payable due on September 30, 2024 (see Note 7). The Company will require significant additional capital in the short-term to fund its continuing operations, satisfy existing and future obligations and liabilities, including the remaining payments due for the acquisition of the ENTADFI assets, payment due on the Debenture (as defined below), in addition to funds needed to support the Company’s working capital needs and business activities. These business activities include the commercialization of Proclarix, and the development and commercialization of the Company’s future product candidates. In addition, as discussed more fully in Note 5, if stockholder approval is not obtained by January 1, 2025 with respect to the conversion of the Series B Convertible Redeemable Preferred Stock issued in connection with the acquisition of Proteomedix, these shares become redeemable for cash at the option of the holders, and the Company currently does not have sufficient cash to redeem such shares. Based on the closing price of $0.155 for the Company’s common stock as of August 26, 2024, the Series B Convertible Redeemable Preferred Stock would be redeemable for approximately $41.9 million.

Management’s plans for funding the Company’s operations include generating product revenue from sales of Proclarix, which is still subject to further successful commercialization activities within certain jurisdictions. In addition, as discussed above, the Company has now abandoned commercialization activities for ENTADFI, and is exploring strategic alternatives for its monetization, such as a potential sale of the ENTADFI assets, for which the Company has engaged a financial advisor to assist with. If the Company is not able to consummate a sale or other transaction of the ENTADFI assets, it may abandon the assets and destroy its inventory of the product. Management’s plans also include attempting to secure additional required funding through equity or debt financings if available. However, there are currently no commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. This creates significant uncertainty that the Company will have the funds available to be able to sustain its operations and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of future product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

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

June 30, 2024

(Unaudited)

Note 3 — Summary of Significant Accounting Policies

During the three and six months ended June 30, 2024, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Selected significant accounting policies are discussed in further detail below:

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s condensed consolidated financial statements relate to accounting for acquisitions, valuation of inventory, the useful life of the amortizable intangible assets, estimates of future cash flows used to evaluate impairment of intangible assets, assumptions related to the pension benefit obligation, assumptions related to the related party subscription agreement liability, and accounting for income taxes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. As of June 30, 2024 and December 31, 2023, the Company was operating in one segment: commercial. Management’s determination of its operating segments is consistent with the financial information regularly reviewed by the CODM for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

The fair value of financial instruments measured on a recurring basis is as follows as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$2,641	—	—	$2,641
Subscription agreement liability – related party	$885,600	—	—	$885,600
Total	$888,241	$—	$—	$888,241

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$2,641	—	—	$2,641
Subscription agreement liability – related party	$864,000	—	—	$864,000
Total	$866,641	$—	$—	$866,641

During the year ended December 31, 2023, in connection with the acquisition of Proteomedix, the Company recorded intangible assets, which were recognized at fair value (see Note 5). Additionally, as a result of the impairment losses recorded on the Company’s ENTADFI asset group during the three and six months ended June 30, 2024, the related assets were recorded at fair value as of June 30, 2024. These non-financial assets were valued using significant unobservable measures and other fair value inputs, and are therefore classified as Level 3 measurements. See Note 4.

None of the Company’s other non-financial assets or liabilities are recorded at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023. There were no transfers between levels during the periods presented.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

The following table summarizes the activity for the related party subscription agreement liability, using unobservable Level 3 inputs, for the six months ended June 30, 2024:

Subscription Agreement Liability
Balance at December 31, 2023	$864,000
Change in fair value	21,600
Balance at June 30, 2024	$885,600

Revenue Recognition

The following is a description of principal activities from which the Company generates its revenue:

Product

The Company derives revenue through sales of its products, which includes Proclarix, its diagnostic product, directly to end users, including laboratories, hospitals, and medical centers, and to distributors. During the six months ended June 30, 2024, the majority of the Company’s product revenue was generated from sales of Proclarix assays to Laboratory Corporation of America for review and testing in connection with the Company’s license agreement with Laboratory Corporation of America (see Note 6). The Company considers customer purchase orders, which in some cases are governed by master sales agreements or standard terms and conditions, to be the contracts with a customer. For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. The Company fulfills its performance obligation applicable to product sales once the product is transferred to the customer.

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

During the three and six months ended June 30, 2024, the Company recorded approximately $0.7 million and $1.4 million of revenue, respectively, generated by Proteomedix. Approximately $0.7 million and $1.3 million of revenue was generated from development services during the three and six months ended June 30, 2024, respectively, and approximately $0.1 million of revenue was generated from Proclarix product sales during the six months ended June 30, 2024. There was no revenue generated from Proclarix product sales during the three months ended June 30, 2024.

The Company’s revenue was generated from the following geographic regions during the three months ended June 30, 2024:

	European Union	Non-European Union	United States
Development services	100%	-%	-%
Product sales	-%	-%	-%

The Company’s revenue was generated from the following geographic regions during the six months ended June 30, 2024:

	European Union	Non-European Union	United States
Development services	100%	-%	-%
Product sales	-%	14%	86%

The Company had the following customer concentrations for its revenue during the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	Development Services	Product Sales	Development Services	Product Sales
Customer A	100%	-%	$100%	$	-%
Customer B	-%	-%	-%		86%

Any revenues earned but not yet billed to the customer as of the date of the condensed consolidated financial statements are recorded as contract assets and are included in prepaid expenses and other current assets in the accompanying condensed consolidated financial statements. The Company had approximately $56,000 in contract assets, which represents unbilled accounts receivable, as of June 30, 2024. The amount of contract assets as of December 31, 2023 was not significant. Amounts recorded in contract assets are reclassified to accounts receivable in our condensed consolidated financial statements when the customer is invoiced according to the billing schedule in the contract. Accounts receivable was approximately $171,000 and $150,000 as of June 30, 2024 and December 31, 2023, respectively.

In relation to customer contracts, the Company incurs costs to fulfill a contract, but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred.

New Accounting Pronouncements

There were no new accounting pronouncements issued since the Company’s filing of the Annual Report on Form 10-K for the year ended December 31, 2023, which could have a significant effect on the accompanying condensed consolidated financial statements.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Note 4 — Balance Sheet Details

Inventories

Inventories, which primarily relate to Proclarix product as of June 30, 2024 and ENTADFI product as of December 31, 2023, consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$91,971	$139,208
Work-in-process	—	194,805
Finished goods	68,301	30,039
Total	$160,272	$364,052

The Company recorded an impairment on the ENTADFI inventory in the amount of approximately $0.4 million during the three and six months ended June 30, 2024 (see Note 5). No such impairment was recorded during the three and six months ended June 30, 2023.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Prepaid insurance	$525,848	$122,004
Prepaid regulatory fees	—	312,551
Prepaid research and development	74,881	89,195
Prepaid professional fees	—	70,708
Unbilled accounts receivable	55,630	—
Prepaid other	116,963	175,695
Total	$773,322	$770,153

Intangible Assets

Intangible assets, which were recorded during the year ended December 31, 2023 in connection with the ENTADFI and Proteomedix acquisitions (see Note 5), is comprised of customer relationships, product rights for developed technology, and a trade name, and consisted of the following as of June 30, 2024, and December 31, 2023:

	Balance at December 31, 2023	Impairment	Foreign Currency Translation	Balance at June 30, 2024
Gross basis:
Trade name	$9,312,739	$—	$(595,266)	$8,717,473
Product rights for developed technology	14,182,157	(3,296,644)	(695,796)	10,189,717
Customer relationships	1,952,803	—	(124,822)	1,827,981
Total intangible assets, gross	$25,447,699	$(3,296,644)	$(1,415,884)	$20,735,171

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Note 4 — Balance Sheet Details (cont.)

	Balance at December 31, 2023	Amortization	Foreign Currency Translation	Balance at June 30, 2024
Accumulated amortization:
Product rights for developed technology	$(31,213)	$(337,111)	$8,579	$(359,745)
Customer relationships	(5,599)	(60,476)	1,539	(64,536)
Total intangible assets, accumulated amortization	$(36,812)	$(397,587)	$10,118	$(424,281)
Intangible assets, net	$25,410,887			$20,310,890

The finite lived intangible assets held by the Company, which includes customer relationships and product rights for developed technology, are being amortized over their estimated useful lives of 15 years. Amortization expense related to intangible assets was approximately $196,000 and $398,000 for the three and six months ended June 30, 2024, respectively. Of the total amortization expense, approximately $30,000 and $61,000 was recorded as selling, general, and administrative expenses for the three and six months ended June 30, 2024, respectively, and approximately $166,000 and $337,000 was recorded as cost of revenue, for the three and six months ended June 30, 2024, respectively, in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

During the three months ended June 30, 2024, the Company reevaluated the probability of each potential strategic alternative occurring, and determined that the change in probabilities is a triggering event that could result in a decrease in future expected cash flows, and thus indicated the carrying amount of the ENTADFI asset group may not be fully recoverable. The Company further determined that the asset group was fully impaired at June 30, 2024, and recorded a corresponding impairment charge during the three months ended June 30, 2024.

The Company recorded an impairment charge of $1.2 million during the three months ended June 30, 2024, of which $1.0 million and $0.2 million was allocated to the product rights intangible asset and prepaids and other assets, respectively. The Company recorded an impairment charge of $3.5 million during the six months ended June 30, 2024, which was allocated on a pro rata basis across the assets within the asset group. For the six months ended June 30, 2024, approximately $3.3 million and approximately $0.2 million was allocated to the product rights intangible asset and prepaids and other assets, respectively. After recording the impairment charges, the assets in the ENTADFI asset group have no remaining carrying value as of June 30, 2024.

Future annual amortization expense related to the Company’s finite lived intangible assets is as follows as of June 30, 2024:

Years ending December 31,
2024	$400,590
2025	801,180
2026	801,180
2027	801,180
2028	801,180
Thereafter	7,988,107
Total	$11,593,417

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Note 4 — Balance Sheet Details (cont.)

As of June 30, 2024, the weighted-average remaining amortization period for intangible assets was approximately 14.47 years.

Trade names, which do not have legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives are considered indefinite lived assets and are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company tested its trade name for impairment during the three months ended June 30, 2024, as a result of certain triggering events discussed below. The Company determined that there was no impairment of its trade name as of June 30, 2024. As of June 30, 2024 and December 31, 2023, $8.7 million and $9.3 million, respectively, of intangible assets relate to a trade name that has been identified as having an indefinite life.

Goodwill

Goodwill was recorded during the year ended December 31, 2023, in connection with the Proteomedix acquisition (see Note 5). Historically, the Company was organized in two reporting units, Proteomedix and ENTADFI. The goodwill arising from the Proteomedix acquisition was assigned solely to the Proteomedix reporting unit. The Company reevaluated its reporting units during the three months ended June 30, 2024, and determined that as of April 30, 2024, ENTADFI no longer qualified as a separate reporting unit. As a result, since that date, the Company’s goodwill is assigned to a single reporting unit. Accordingly, the Company performed a quantitative analysis immediately prior to the change in reporting units, and immediately after the change in reporting units, to identify and measure the amount of impairment loss to be recognized, if any. To perform its quantitative tests, the Company compared the fair value of the reporting unit to its carrying value, and determined that the fair value of the reporting unit was less than its carrying value.

Similarly, during the three months ended March 31, 2024, the Company’s stock price and market capitalization declined, and the Company determined that this was an indicator of a potential impairment of its goodwill, and accordingly, as of March 31, 2024, the Company performed a quantitative analysis to identify and measure the amount of impairment loss to be recognized, if any. To perform its quantitative test, the Company compared the fair value of the Proteomedix reporting unit to its carrying value, and determined that the fair value of the reporting unit was less than its carrying value.

The Company measured the amount of the impairment charges as the excess of the carrying value over the fair value of the reporting unit, and recorded a corresponding impairment charge to its goodwill of approximately $10.3 million and $15.5 million during the three and six months ended June 30, 2024, respectively.

The fair value estimate of the reporting units was derived from a combination of an income approach and a market approach, and a reconciliation to the Company’s market capitalization. Under the income approach, the Company estimated the fair value of the reporting unit based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management’s estimates of future revenue and operating costs, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and changes in the reporting unit’s projected cash flows. Under the market approach, the Company estimated the fair value of the reporting unit based on revenue market multiples derived from comparable companies with similar characteristics as the reporting unit, as well as an estimated control premium.

Goodwill consisted of the following as of June 30, 2024 and December 31, 2023:

Balance as of December 31, 2023	$55,676,142
Impairment loss	(15,453,000)
Foreign currency translation	(3,720,810)
Balance as of June 30, 2024	$36,502,332

Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accrued compensation	$206,722	$487,579
Accrued research and development	378,532	616,707
Accrued professional fees	212,565	550,415
Other accrued expenses	358,180	265,849
Accrued implementation fees	—	93,787
Accrued franchise taxes	100,000	60,530
Accrued interest – related party	87,123	—
Accrued interest	95,750	—
Accrued deferred offering costs	—	125,000
Total	$1,438,872	$2,199,867

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

On September 29, 2023, the Company entered into an amendment to the Veru APA (the “Veru APA Amendment”), which provides that the $4.0 million note payable originally due on September 30, 2023 was deemed paid and fully satisfied upon (1) the payment to the Seller of $1.0 million in cash on September 29, 2023, and (2) the issuance to the Seller by October 3, 2023, of 3,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) of the Company (see Note 7).

On April 24, 2024, the Company entered into a Forbearance Agreement with Veru in connection with the Company’s default on the $5.0 million non-interest bearing note payable that was due on April 19, 2024 (see Note 7).

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

June 30, 2024

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

In accordance with ASC 805-50, the acquired inventory was recorded at fair value. The remaining consideration transferred was allocated to the ENTADFI intangible asset, which was to be amortized over its estimated useful life, which was expected to begin upon launch of ENTADFI. Acquired inventory is comprised of work-in-process and raw materials. The fair value of work-in-process inventory was determined based on an estimated sales price of the finished goods, adjusted for costs to complete the manufacturing process, costs of the selling effort, a reasonable profit allowance for the remaining manufacturing and selling effort, and an estimate of holding costs, and resulted in a fair value adjustment of approximately $0.3 million. The fair value of raw materials was determined to approximate replacement cost.

The Company recorded an impairment charge on the ENTADFI asset group of approximately $1.2 million and $3.5 million during the three and six months ended June 30, 2024, respectively (see Note 4), and an impairment charge on the ENTADFI inventory of approximately $0.4 million during the three and six months ended June 30, 2024. In addition, during the fourth quarter of 2023, the Company recorded an impairment charge of approximately $14.7 million on the ENTADFI asset group, as well as an impairment charge on the ENTADFI acquired inventory of approximately $1.2 million, which included impairment of 100% of the acquired work-in-process inventory.

ONCONETIX, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

Management evaluated the terms of the WraSer APA and the WraSer MSA, and determined that, at the Execution Date, control under the provisions of ASC 805, Business Combinations (“ASC 805”), did not transfer to the Company; if the transaction closes, control will transfer then, and the acquisition date will be the closing date. Management further evaluated the requirements pursuant to ASC 810, Consolidations, and determined based on the terms of the MSA, and the Company’s involvement in the WraSer Seller’s business, that the WraSer Seller is a variable interest entity (“VIE”) to the Company. Management determined that the Company is not the primary beneficiary of the VIE as the WraSer APA and MSA do not provide the Company with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. While the Company was involved in the day-to-day business activities of the VIE until WraSer filed for relief under Chapter 11 of the U.S. Bankruptcy Court (see below), the WraSer Seller had to approve substantially all business activities and transactions that significantly impact the economic performance of WraSer during the term of the MSA. Additionally, the Company is not required to absorb the losses of WraSer if the WraSer APA does not close. As such, the Company was not required to consolidate WraSer in the Company’s financial statements as of June 30, 2024 and December 31, 2023.

The Company recorded the initial $3.5 million payment as a deposit. The Company does not have any liabilities recorded as of June 30, 2024 and December 31, 2023 associated with its variable interest in the WraSer Seller, and its exposure to the WraSer Seller’s losses is limited to no more than the shortfall, if any, of the Cash Target amount of approximately $1.1 million compared to the WraSer Seller’s cash balance on the WraSer Closing Date.

ONCONETIX, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

The following summary, prepared on a pro forma basis, presents the Company’s unaudited consolidated results of operations for the three and six months ended June 30, 2023, as if the PMX Transaction had been completed as of January 1, 2023. The pro forma results below include the impact of amortization of intangible assets. This pro forma information is presented for illustrative purposes only, is not necessarily indicative of future results of operations and does not include any impact of transaction synergies. In addition, the pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the PMX Transaction been consummated as of that date:

	Unaudited For The Three Months Ended June 30, 2023	Unaudited For The Six Months Ended June 30, 2023
Revenue	$537,267	$1,556,244
Net loss	7,175,366	9,742,710

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Note 6 — Significant Agreements

Services Agreement

On July 21, 2023, the Company, entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with a vendor, pursuant to which the vendor was to provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with the same vendor for certain subscription services providing prescription market data access to the Company. The fees under the second statement of work totaled approximately $800,000, and the term was through July 14, 2025. On October 12, 2023, the Company terminated the Master Services Agreement and the statements of work. The Company recorded net credits of approximately $0.1 million and $0.4 million related to this contract during the three and six months ended June 30, 2024, respectively, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. The Company had approximately $1.1 million and $1.8 million recorded in related accounts payable as of June 30, 2024 and December 31, 2023, respectively, which includes amounts due for early termination of the contract.

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

As of June 30, 2024, the sale of Licensed Products by Labcorp under the license agreement has not commenced. The Company has sold product to Labcorp for their use in internal trials of the test.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

On April 24, 2024, the Company entered into a forbearance agreement with Veru (the “Forbearance Agreement”) due to the Company’s failure to repay the principal balance on the $5.0 million note payable that had a maturity date of April 19, 2024 (the “April Veru Note”). Pursuant to the Forbearance Agreement, Veru will forbear from exercising its rights and remedies under the April Veru Note as a result of this default, until March 31, 2025 (the “Forbearance Period”).

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Notes 7 — Notes Payable (cont.)

The Company also agreed to a general release of claims against Veru and its representatives arising out of or relating to any act or omission thereof prior to April 24, 2024.

The Company determined that the Forbearance Agreement should be accounted for as a modification of the April Veru Note and the September Veru Note in accordance with ASC 470-50, Debt - Modifications and Extinguishments (“ASC 470”), as the change in cash flows expected under the April Veru Note and the September Veru Note was not substantial. A new effective interest rate was established based on the carrying value of the original Notes and the revised cash flows and no gain or loss was recorded.

During the three and six months ended June 30, 2024, the Company recorded approximately $0.2 million and $0.4 million of associated interest expense, respectively, which includes accrued interest and amortization of the debt discount. The unamortized debt discount as of June 30, 2024 was approximately $90,000. As of June 30, 2024, the Company has recorded accrued interest of approximately $0.1 million on the Notes, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

Future minimum principal payments on the Notes as of June 30, 2024 includes $5.0 million in principal payments that are due in September 2024 and $4.9 million in principal payments that are due in March 2025. The Company does not currently have the funds available to repay the $5.0 million that is due in September 2024 under the September Veru Note (see Note 2).

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

On April 24, 2024, the maturity date of the related party debenture was extended to October 31, 2024, through the execution of an extension agreement (the “Extension Agreement”) between the Company and the PMX investor. No other terms of the Debenture were modified in connection with the Extension Agreement.

The Company considered the guidance of ASC 470-60, Troubled Debt Restructuring by Debtors, and concluded that the Extension Agreement should be accounted for as a troubled debt restructuring as the Company is experiencing financial difficulty and since the effective borrowing rate under the Extension Agreement is less than the effective borrowing rate under the original agreement, which indicates that a concession is deemed to have been granted. This did not result in a gain on restructuring as the future undiscounted cash outflows required under the Extension Agreement exceed the carrying value of the Debenture immediately prior to the extension. A new effective rate was established based on the carrying value of the original Notes and the revised cash flows.

In connection with the issuance of the Debenture, the Company incurred approximately $0.4 million in financing fees, which was recorded as a debt discount, and reflected as a reduction in the carrying amount of the Debenture. The debt discount is being amortized to interest expense through the maturity date. The Company did not incur any financing fees in connection with the Extension Agreement.

The Company recorded approximately $0.2 million and $0.4 million of interest expense on the Debenture during the three and six months ended June 30, 2024, respectively, which includes accrued interest and amortization of the debt discount. The unamortized debt discount as of June 30, 2024 was approximately $0.1 million.

As of June 30, 2024, the Company has recorded accrued interest of approximately $0.1 million on the Debenture, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Notes 7 — Notes Payable (cont.)

Insurance Financing

During the six months ended June 30, 2024, the Company obtained financing for certain Director & Officer liability insurance policy premiums. The agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes and fees financed are approximately $0.7 million, with an annual interest rate of 7.79%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreement. At June 30, 2024, the Company recognized approximately $0.3 million as an insurance financing note payable, which is included in the current portion of notes payable in the accompanying condensed consolidated balance sheets. The Company will pay the insurance financing through monthly installment payments of approximately $78,000, with the last payment for the note due on November 17, 2024.

PMX Note Payable

The Company also assumed an obligation in the amount of 100,000 CHF, in connection with the Proteomedix acquisition. This obligation relates to a loan from an investor that was advanced to Proteomedix in March 2010. This loan bears no interest, is unsecured and may be cancelled by the Company at its discretion, however it is the intent of the Company to repay this loan in the future. The loan payable, in the amount of approximately $111,000, is included in the long term note payable in the accompanying condensed consolidated balance sheets as of June 30, 2024.

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

The Subscription Agreement is accounted for as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”), as the make-whole provision could result in a variable number of shares being issued upon settlement. The related party subscription agreement liability is measured at fair value at the commitment date and at each subsequent reporting period, with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024 and December 31, 2023, the fair value of the related party subscription agreement liability is estimated to be approximately $886,000 and $864,000, respectively, and the change in fair value of the related party subscription agreement liability for the three and six months ended June 30, 2024 was an increase of approximately $248,000 and $22,000, respectively. The fair value was determined using a Monte-Carlo option pricing model, and as of June 30, 2024 and December 31, 2023, the Company estimated a 55% probability that the Subscription Agreement will close. The significant assumptions used in the Monte-Carlo model, which utilizes Level 3 inputs (see Note 3), are as follows as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Exercise price	$0.25	$0.25
Term (years)	0.87	1.2
Expected stock price volatility	110%	95%
Risk-free rate of interest	5.14%	4.64%

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity

Authorized Capital

As of June 30, 2024 and December 31, 2023, the Company is authorized to issue 250,000,000 shares and 10,000,000 shares of common stock and preferred stock, respectively, with a par value of $0.00001 for both common stock and preferred stock. As of June 30, 2024 and December 31, 2023, the Company had designated and authorized the issuance of up to 1,150,000 shares, 10,000 shares, and 2,700,000 shares of Series Seed Preferred Stock, Series A Preferred Stock, and Series B Preferred Stock, respectively.

Preferred Stock

Series Seed Convertible Preferred Stock

The Company has 1,150,000 shares of preferred stock designated as Series Seed Preferred Stock (“Series Seed”) and there are no shares of Series Seed outstanding as of June 30, 2024 and December 31, 2023.

Series A Convertible Preferred Stock

On September 29, 2023, the Company filed a Certificate of Designations of Rights and Preferences of Series A Preferred Stock of the Company (the “Series A Certificate of Designations”) with the State of Delaware to designate and authorize the issuance of up to 10,000 shares of Series A Preferred Stock.

On October 3, 2023, the Company issued 3,000 shares of Series A Convertible Preferred Stock in exchange for the settlement of $3.0 million in notes payable due to Veru, Inc. (see Notes 5 and 7). The maximum number of shares that the Series A Preferred Stock is convertible into, based on the Conversion Price as of June 30, 2024, is approximately 5,709,935 shares of the Company’s common stock. There are 3,000 shares of Series A Convertible Stock outstanding as of June 30, 2024 and December 31, 2023.

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

The Company evaluated the terms of the Series B Preferred Stock, and in accordance with the guidance of ASC 480, the Series B Preferred Stock is classified as temporary equity in the accompanying consolidated balance sheets, as the shares may be redeemable by the holders for cash, upon certain conditions that are not within the control of the Company. Additionally, the Company does not control the actions or events necessary to deliver the number of required shares upon exercise by the holders of the conversion feature. The Series B Preferred Stock was recorded at its fair value as of the issuance date (see Note 5). The Series B Preferred Stock is not currently redeemable or probable of becoming redeemable because it is subject to, among other things, Stockholder Approval as described above, and therefore the carrying amount is not currently accreted to its redemption value as of June 30, 2024.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

Common Stock

As of June 30, 2024 and December 31, 2023 there were 22,848,876 and 22,841,975 shares of common stock issued, respectively, and 22,331,477 and 22,324,576 shares of common stock outstanding, respectively.

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

There were no repurchases of common stock during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company repurchased 25,032 and 57,670 shares of common stock, respectively, for an aggregate of approximately $26,000 and $59,000, respectively, at an average price of $1.02 per share for both periods. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. As of June 30, 2024, there are approximately 4.5 million shares remaining for repurchase under the Repurchase Program.

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

June 30, 2024

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

As of June 30, 2024, no shares have been sold under the ATM Offering, and the Company has recorded approximately $0.3 million of deferred offering costs in its condensed consolidated balance sheets at both June 30, 2024 and December 31, 2023.

Warrants

The following summarizes the Company’s outstanding warrants, excluding contingent warrants issuable upon exercise of the outstanding warrants issued in the August 2022 and August 2023 offerings, as of June 30, 2024 and December 31, 2023:

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

As of June 30, 2024, the Company had outstanding warrants, which are exercisable into 7,899,661 shares of common stock. The shares of common stock underlying the warrants outstanding had a fair value of $0.167 per share, based on the closing trading price on June 30, 2024.

Additionally, as of June 30, 2024 and December 31, 2023, the fair value of contingent warrants issuable upon exercise of the August 2022 private placement and August 2023 inducement warrants was approximately $3,000, which is included in contingent warrant liability in the accompanying condensed consolidated balance sheets. The maximum number of warrants issuable upon settlement of the contingent warrants was 447,519 as of June 30, 2024 and December 31, 2023.

Subsequent to June 30, 2024, all of the August 2022 Private Placement Warrants and the August 2023 Inducement Warrants were exercised (see Note 15).

Onconetix Equity Incentive Plans

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was adopted by its board of directors and by its stockholders on July 1, 2019. The Company has reserved 1,400,000 shares of common stock for issuance pursuant to the 2019 Plan.

On February 23, 2022 the Company’s board of directors adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which is the successor and continuation of the Company’s 2019 Plan. Under the 2022 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other forms of awards to employees, directors, and consultants of the Company. In May 2023, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 3,150,000. Stock-based awards granted during the three and six months ended June 30, 2024 and 2023 were all granted under the 2022 Plan. As of June 30, 2024, there are 1,488,180 shares available for issuance under the 2022 Plan.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

Stock Options

The following summarizes activity related to the Company’s stock options under the 2019 Plan and the 2022 Plan for the six months ended June 30, 2024:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in years)
Outstanding as of December 31, 2023	1,904,830	$1.63	8.4
Granted	—	—	—
Forfeited / cancelled	(758,528)	0.92	—
Exercised	(16,276)	0.01	—
Outstanding as of June 30, 2024	1,130,026	2.12	4.2
Options vested and exercisable as of June 30, 2024	900,066	$2.05	3.0

There were no stock options granted during the three and six months ended June 30, 2024. The fair value of options granted during the six months ended June 30, 2023 was estimated using the following assumptions:

For the Six Months Ended June 30,
2023
Exercise price	$1.05 – 1.29
Term (years)	5.00 – 10.00
Expected stock price volatility	113.1% – 119.5%
Risk-free rate of interest	3.5% – 3.6%

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2023 was $1.08. The aggregate fair value of stock options that vested during the three and six months ended June 30, 2024 was approximately $83,000 and $167,000, respectively. The aggregate fair value of stock options that vested during the three and six months ended June 30, 2023 was approximately $207,000 and $479,000, respectively.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

The following summarizes activity related to the Company’s restricted stock awards granted under the 2022 Plan for the six months ended June 30, 2024:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2023	256,580	$1.03
Granted	3,125	0.17
Vested	(140,955)	0.98
Forfeited	(12,500)	1.03
Nonvested as of June 30, 2024	106,250	$1.03

Proteomedix Stock Option Plan

Proteomedix sponsors a stock option plan (the “PMX Option Plan”) which provides common stock option grants to be granted to certain employees and consultants, as was determined by the board of directors of Proteomedix. In connection with the PMX Transaction, the Company assumed the PMX Option Plan (see Note 5).

Generally, options issued under the PMX Option Plan have a term of not more than 11 years and provide for a four-year vesting period. Stock options issued under the PMX Option Plan are measured at fair value using the Black-Scholes option pricing model.

On April 16, 2024, the board of directors of Proteomedix approved a two-year extension of 12,257 vested stock options that were set to expire in April 2024. The extended expiration date for these options is April 18, 2026. The Company recorded approximately $18,000 of expense associated with this modification during the three and six months ended June 30, 2024.

There was no other activity under the PMX Option Plan for the three and six months ended June 30, 2024. As of June 30, 2024, there were 58,172 stock options outstanding, with a weighted average exercise price of $3.46, and a weighted average remaining contractual life of 4.87 years. As of June 30, 2024, there were 57,812 stock options vested and exercisable at a weighted average exercise price of $3.15 and a weighted average remaining contractual life of 4.79 years.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock, for the three and six months ended June 30, 2024 and 2023 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative	$42,663	$173,152	$96,449	$272,360
Research and development	(43,438)	99,629	(44,574)	185,999
Total	$(775)	$272,781	$51,875	$458,359

During the three and six months ended June 30, 2024, in connection with the termination of three Company employees, outstanding stock options and restricted stock awards to these individuals were modified to allow continued vesting during the term of their respective new consulting agreements. The Company recognized a net credit of approximately $58,000 to stock-based compensation expense as a result of these modifications, primarily due to the decrease in the Company’s stock price.

Note 10 — Commitments and Contingencies

Office Leases

Proteomedix leases office and lab space in Zurich Switzerland. On April 1, 2024, the original lease was amended to add additional office and laboratory space. The lease amendment was accounted for as a separate lease, resulting in an additional right-of-use asset and lease liability of approximately $88,000. The lease, as amended, requires payments of approximately $60,000 for the remainder of 2024, and $122,000 for the year ended December 31, 2025, and is insignificant to the Company’s condensed consolidated financial statements.

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

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. As of June 30, 2024, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. However, as discussed in Note 5, on December 21, 2023, the Company filed a notice with the Bankruptcy Court terminating the WraSer APA and the WraSer MSA, after having determined that a Material Adverse Effect had occurred. WraSer has advised the Company that it does not believe that a Material Adverse Effect occurred, and they recently filed a plan of reorganization that indicates it may seek damages from the Company due to the termination of the WraSer APA and WraSer MSA.

Registration Rights Agreements

In connection with private placements consummated in April 2022 and August 2022, the Company entered into Registration Rights Agreements with the purchasers. Upon the occurrence of any Event (as defined in each Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the private placements. As of June 30, 2024, the Company determined that the likelihood of the Company incurring liquidated damages pursuant to the Registration Rights Agreements is remote, and as such, no accrual of these payments is required as of June 30, 2024.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Note 10 — Commitments and Contingencies (cont.)

Milestone and Royalty Obligations

The Company has entered into various license agreements with third parties that obligate the Company to pay certain development, regulatory, and commercial milestones, as well as royalties based on product sales. As of June 30, 2024, the Company terminated all license agreements, except for its license agreement with Children’s Hospital Medical Center (“CHMC”), which could require the Company to pay CHMC milestone payments of up to an aggregate of $59.75 million. The Company terminated the CHMC license agreement during July 2024, and the amounts due upon termination were not significant.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not been required to defend any action related to its indemnification obligations. However, during the third quarter of 2023, the Company received a claim from its former CEO and a former accounting employee requesting advancement of certain expenses. The Company recorded approximately $209,000 in related expenses during the year ended December 31, 2023, of which approximately $159,000 was paid through reduction of the outstanding related party receivable due from the former CEO (see Note 11). The Company recorded a related accrual of approximately $50,000, which was included in accrued expenses at December 31, 2023, and which was paid during 2024, and accordingly there is no related accrual as of June 30, 2024. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable at this time.

Note 11 — Related Party Transactions

During 2022 the Company entered into a lease agreement that was personally guaranteed by the Company’s former CEO. The lease expired on April 30, 2023 (see Note 9).

During the year ended December 31, 2023, the Company’s Audit Committee completed a review of the Company’s expenses due to certain irregularities identified with regards to the related party balance. Based on the results of the review, it was determined that the Company paid and recorded within selling, general and administrative expenses, personal expenditures of the Company’s former CEO and an accounting employee who was also the former CEO’s assistant, during 2022 and during the first three quarters of 2023. The Company evaluated the receivable, which was approximately $363,000, after recording a recovery of approximately $159,000, and which represented the total of the items identified as personal in nature for which the Company did not anticipate recovery from the related party. During 2023, the Company recorded a corresponding reserve for the full amount, resulting in a net related party receivable balance of $0 as of June 30, 2024 and December 31, 2023.

On December 18, 2023, the Company entered into the Subscription Agreement with the PMX Investor, a 5% stockholder of the Company as of June 30, 2024 (see Note 8). During the six months ended June 30, 2024, the Company issued a non-convertible debenture in the principal amount of $5.0 million to the PMX Investor, in connection with the Subscription Agreement (see Notes 7 and 8).

On February 6, 2024, the Company appointed Thomas Meier, PhD, as a member of the Company’s board of directors. Dr. Meier provides consulting services to Proteomedix, through a consulting agreement that was effective January 4, 2024. The Company recorded approximately $10,000 and $34,000 in related expenses during the three and six months ended June 30, 2024, of which approximately $5,000 is included in accounts payable in the accompanying condensed consolidated balance sheets as of June 30, 2024.

A former director of the Company, who served on the Company’s Scientific Advisory Board until August 2023, serves on the Advisory Board for the Cincinnati Children’s Hospital Medical Center Innovation Fund, which is affiliated with CHMC. The Company had an exclusive license agreement with CHMC, which was terminated in July 2024.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

For the three months ended June 30, 2024, the Company recorded income tax expense of approximately $51,000 and for the six months ended June 30, 2024, the Company recorded an income tax benefit of approximately $71,000. This tax expense/benefit was related to the Company’s deferred foreign taxes resulting from the Proteomedix acquisition and yielded an effective tax rate of 12.0% for Proteomedix for the six months ended June 30, 2024. There was no income tax provision or benefit recorded for the three and six months ended June 30, 2023.

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

The Company’s policy is to recognize interest expense and penalties related to income tax matters as income tax expense. For the three and six months ended June 30, 2024 and 2023, the Company has not recognized any interest or penalties related to income taxes.

Note 13 — Net Loss Per Share

Basic net loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares of common stock outstanding includes pre-funded warrants because their exercise requires only nominal consideration for delivery of shares; it does not include any potentially dilutive securities or any unvested restricted shares of common stock. Certain restricted shares, although classified as issued and outstanding at June 30, 2024, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of the Company’s restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the Company’s warrants, options, and restricted shares. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, and unvested restricted shares, to the extent they are dilutive.

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

The following securities were excluded from the computation of diluted shares outstanding due to the losses incurred in the periods presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	Three and Six Months Ended June 30,
	2024	2023
Options to purchase shares of common stock	1,130,026	1,419,592
Warrants	7,899,661	5,264,274
Unvested shares of restricted stock	106,250	512,940
Common stock issuable upon conversion of Series A preferred stock	5,709,935	—
Total	14,845,872	7,196,806

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2024

(Unaudited)

Note 14 — Defined Benefit Plan

Proteomedix sponsors a defined benefit pension plan (the “Swiss Plan”) covering certain eligible employees. The Swiss Plan provides retirement benefits based on years of service and compensation levels.

The following significant actuarial assumptions were used in calculating the benefit obligation and the net periodic benefit cost as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Discount rate	1.30%	1.45%
Expected long-term rate of return on plan assets	1.30%	1.45%
Rate of compensation increase	3.30%	3.00%

Changes in these assumptions may have a material impact on the plan’s obligations and costs.

The components of net periodic benefit cost for the three and six months ended June 30, 2024, which is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, are as follows:

	For The Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Service cost	$23,794	$48,444
Interest cost	7,293	14,851
Expected return on plan assets	409	(23,086)
Amortization of net (gain)	269	(15,177)
Total	$31,765	$(25,032)

During the three and six months ended June 30, 2024, the Company made pension contributions of approximately $22,000 and $43,000, respectively.

Note 15 — Subsequent Events

Warrant Inducement

On July 11, 2024, the Company, entered into common stock preferred investment options exercise inducement offer letters (the “Inducement Letter”) with certain holders of existing preferred investment options (“PIOs”) to purchase shares of the Company’s common stock at the original exercise prices of $2.546 and $1.09 per share, issued on August 11, 2022 and August 2, 2023, respectively (collectively, the “Existing PIOs”), pursuant to which the holders agreed to exercise for cash their Existing PIOs to purchase an aggregate of 7,458,642 of the Company’s common stock, at a reduced exercise price of $0.15 per share, in consideration for the Company’s agreement to issue new PIOs (the “Inducement PIOs”) to purchase up to an aggregate of 22,375,926 shares of the Company’s common stock. The transaction closed on July 12, 2024 and the Company received aggregate net proceeds of approximately $0.9 million from the exercise of the Existing PIOs by the holders and the sale of the Inducement PIOs, after deducting placement agent fees and other offering expenses payable by the Company.

The Company engaged H.C. Wainwright & Co., LLC (“Wainwright”) to act as its exclusive placement agent in connection with the transactions summarized herein and will pay Wainwright a cash fee equal to 7.5% of the gross proceeds received from the exercise of the Existing PIOs as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing PIOs. The Company also agreed to reimburse Wainwright for its expenses in connection with the exercise of the Existing PIOs and the issuance of the Inducement PIOs, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses and agreed to pay Wainwright for non-accountable expenses in the amount of $35,000 for non-accountable expenses. The Company also agreed to issue to Wainwright or its designees warrants (the “Placement Agent Warrants,” and such shares of common stock issuable thereunder, to purchase (i) 522,105 shares of common stock which will have the same terms as the Inducement PIOs except for an exercise price equal to $0.1875 per share and a term of five years following the date of stockholder approval and (ii) upon any exercise for cash of the Inducement PIOs, 7.5% of the aggregate exercise price and that number of shares of common stock equal to 7.0% of the aggregate number of such shares of common stock underlying the Inducement PIOs that have been exercised, which will have substantially the same terms as the Placement Agent Warrants.

In addition, per the terms of the Inducement Letter, the Company agreed not to issue any shares of common stock or common stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) until the later of (i) the filing of a definitive proxy statement on Schedule 14A for the purpose of obtaining the requisite stockholder approval and (ii) 30 days after the Closing Date. The Company also agreed not to effect or agree to effect any variable rate transaction (as defined in the Inducement Letter) until six months after the Closing Date (subject to certain exceptions).

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

We also own ENTADFI, an FDA-approved, once daily pill that combines finasteride and tadalafil for the treatment of BPH, a disorder of the prostate. However, in light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company determined to pause its commercialization of ENTADFI during the first quarter of 2024, as it explores strategic alternatives to monetize ENTADFI, such as a potential sale of the ENTADFI assets. To that end, the Company engaged an investment advisor to assist with a potential sale or other transaction of the ENTADFI assets during the second quarter of 2024. There is currently no plan to resume commercialization of ENTADFI, and as such, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product. In addition, as part of cost reduction efforts and in connection with our initial pause in commercializing ENTADFI, we terminated three employees involved with the ENTADFI program, effective April 30, 2024, with such individuals to continue assisting the Company on an as-needed, consulting basis. Based on the current circumstances surrounding ENTADFI, at June 30, 2024, the ENTADFI assets were fully impaired. Refer to Notes 4 and 5 in the accompanying condensed consolidated financial statements included elsewhere in this Report for further discussion. The Company continues to search for a new Chief Executive Officer.

We are currently focusing our efforts on commercializing Proclarix.

Proclarix is an easy-to-use next generation protein-based blood test that can be done with the same sample as a patient’s regular Prostate-Specific Antigen (“PSA”) test. The PSA test is a well-established prostate specific marker that measures the concentration of PSA molecules in a blood sample. A high level of PSA can be a sign of prostate cancer. However, PSA levels can also be elevated for many other reasons including infections, prostate stimulation, vigorous exercise or even certain medications. PSA results can be confusing for many patients and even physicians. It is estimated over 50% of biopsies with elevated PSA are negative or clinically insignificant resulting in an overdiagnosis and overtreatment that impacts the physician’s routine, our healthcare system, and the quality of patients’ lives. Approximately 10% of all men have elevated PSA levels, commonly referred to as the diagnostic “grey zone”, of which only 20 – 40% present clinically with cancer. Proclarix is intended for use in diagnosing these patients where it is difficult to decide if a biopsy is necessary to verify a potential clinically significant cancer diagnosis. Proclarix helps doctors and patients with unclear PSA test results through the use of our proprietary Proclarix Risk Score which delivers clear and immediate diagnostic support for further treatment decisions. No additional intervention is required, and results are available quickly. Local diagnostic laboratories can integrate this multiparametric test into their current workflow because Proclarix assays use the enzyme-linked immunosorbent assay (ELISA) standard, which most diagnostic laboratories are already equipped to process.

Since our inception in October 2018 until April 2023, when we acquired ENTADFI, we devoted substantially all of our resources to performing research and development, undertaking preclinical studies and enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology and now halted vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities.

During the third quarter of 2023, we halted our vaccine discovery and development programs, and accordingly, we now operate in one segment: commercial. The commercial segment was new in the second quarter of 2023 and is currently dedicated to the commercialization of Proclarix in Europe.

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

We do not have any products approved for sale, aside from Proclarix in the European Union, and ENTADFI, from which we have not generated any revenue from product sales, and which we have now abandoned commercialization activities for. We are exploring strategic alternatives to monetize ENTADFI, such as a potential sale of the ENTADFI assets. However, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product. To date, we have financed our operations primarily with proceeds from our sale of preferred securities to seed investors, the initial public offering, the private placements completed during 2022, the proceeds received from a warrant exercise in August 2023, the proceeds received from the issuance of debt in January 2024, and the proceeds received from a warrant exercise in July 2024. We will continue to require significant additional capital to commercialize Proclarix, and to fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party funding and to rely on third-party resources for marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches, to support our operations.

Since March 31, 2024, some key developments affecting our business include the following:

Altos Amendment

On January 23, 2024, the Company issued a non-convertible debenture (the “Altos Debenture”) in the principal sum of $5.0 million, in connection with a Subscription Agreement, to Altos Ventures, a stockholder of the Company and related party (“Altos”). The Altos Debenture was originally payable in full upon the earlier of (i) the closing under the Subscription Agreement and (ii) June 30, 2024. On April 24, 2024, the Altos Debenture was amended to extend the maturity date to the earlier of (i) the closing under the Subscription Agreement and (ii) October 31, 2024 (the “Altos Amendment”).

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

The Company does not currently have the funds available to repay the $5.0 million that is due in September 2024 under the September Veru Note and is exploring options to restructure such note with Veru.

Warrant Inducement

On July 12, 2024, we closed a warrant inducement transaction (the “July 2024 Warrant Inducement”), pursuant to which certain investors agreed to exercise for cash their existing preferred investment options to purchase an aggregate of 7,458,642 of the Company’s common stock, at a reduced exercise price of $0.15 per share, in consideration for the Company’s agreement to issue new preferred investment options to purchase up to an aggregate of 22,375,926 shares of the Company’s common stock. The Company received aggregate net proceeds of approximately $0.9 million from this transaction.

We have incurred net losses since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, our expenditures on other research and development activities and commercialization activities. As of June 30, 2024, the Company had a working capital deficit of approximately $18.6 million and an accumulated deficit of approximately $82.2 million. In addition, as of August 22, 2024, the Company’s cash balance was approximately $1.0 million. The Company believes that its current cash balance is only sufficient to fund its operations into September 2024, and as such, we will need to raise additional capital prior to this to sustain operations. In addition, if Stockholder Approval for certain transactions involving the Company’s Series B Preferred Stock is not obtained by January 1, 2025, the Company may be obligated to cash settle the Series B Preferred Stock. Based on the closing price of $0.155 for the Company’s common stock as of August 26, 2024, the Series B Preferred Stock would be redeemable for approximately $41.9 million.

Until we generate revenue sufficient to support self-sustaining cash flows, if ever, we will need to raise additional capital to fund our continued operations, including our product development and commercialization activities related to our current and future products. There can be no assurance that additional capital will be available to us on acceptable terms, or at all, or that we will ever generate revenue sufficient to provide self-sustaining cash flows. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements as of and for the six months ended June 30, 2024, included elsewhere in this Report do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Warrant Inducement

On July 11, 2024, the Company, entered into common stock preferred investment options exercise inducement offer letters (the “Inducement Letter”) with certain holders of existing preferred investment options (“PIOs”) to purchase shares of the Company’s common stock at the original exercise prices of $2.546 and $1.09 per share, issued on August 11, 2022 and August 2, 2023, respectively (collectively, the “Existing PIOs”), pursuant to which the holders agreed to exercise for cash their Existing PIOs to purchase an aggregate of 7,458,642 of the Company’s common stock, at a reduced exercise price of $0.15 per share, in consideration for the Company’s agreement to issue new PIOs (the “Inducement PIOs”) to purchase up to an aggregate of 22,375,926 shares of the Company’s common stock. The transaction closed on July 12, 2024 and the Company received aggregate net proceeds of approximately $0.9 million from the exercise of the Existing PIOs by the holders and the sale of the Inducement PIOs, after deducting placement agent fees and other offering expenses payable by the Company.

The Company engaged H.C. Wainwright & Co., LLC (“Wainwright”) to act as its exclusive placement agent in connection with the transactions summarized herein and will pay Wainwright a cash fee equal to 7.5% of the gross proceeds received from the exercise of the Existing PIOs as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing PIOs. The Company also agreed to reimburse Wainwright for its expenses in connection with the exercise of the Existing PIOs and the issuance of the Inducement PIOs, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses and agreed to pay Wainwright for non-accountable expenses in the amount of $35,000 for non-accountable expenses. The Company also agreed to issue to Wainwright or its designees warrants (the “Placement Agent Warrants,” and such shares of common stock issuable thereunder, to purchase (i) 522,105 shares of common stock which will have the same terms as the Inducement PIOs except for an exercise price equal to $0.1875 per share and a term of five years following the date of stockholder approval and (ii) upon any exercise for cash of the Inducement PIOs, 7.5% of the aggregate exercise price and that number of shares of common stock equal to 7.0% of the aggregate number of such shares of common stock underlying the Inducement PIOs that have been exercised, which will have substantially the same terms as the Placement Agent Warrants.

In addition, per the terms of the Inducement Letter, the Company agreed not to issue any shares of common stock or common stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) until the later of (i) the filing of a definitive proxy statement on Schedule 14A for the purpose of obtaining the requisite stockholder approval and (ii) 30 days after the Closing Date. The Company also agreed not to effect or agree to effect any variable rate transaction (as defined in the Inducement Letter) until six months after the Closing Date (subject to certain exceptions).

Certain Significant Relationships

We have entered into license and other arrangements with various third parties as summarized below. For further details regarding these and other agreements, see Notes 6 and 9 to each of our audited financial statements included in the Form 10-K and unaudited financial statements included elsewhere in this Report.

Laboratory Corporation of America

On March 23, 2023, Proteomedix entered into a license agreement Laboratory Corporation of America (“Labcorp”) pursuant to which Labcorp has the exclusive right to develop and commercialize Proclarix, and other products developed by Labcorp using Proteomedix’s intellectual property covered by the license, in the United States (“Licensed Products”). In consideration for granting Labcorp an exclusive license, Proteomedix received an initial license fee in the mid-six figures upon signing of the contract. Additionally, Proteomedix is entitled to royalty payments between 5% and 10% on the net sales recognized by Labcorp of any Licensed Products plus milestone payments as follows:

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

Services Agreement

On July 21, 2023, the Company, entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with IQVIA, pursuant to which IQVIA was to provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with the IQVIA for certain subscription services providing prescription market data access to the Company. The fees under the second statement of work totaled approximately $800,000, and the term was through July 14, 2025. On October 12, 2023, the Company terminated the Master Services Agreement and the statements of work. The Company recorded net credits of approximately $0.1 million and $0.4 million related to this contract during the three and six months ended June 30, 2024, respectively, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. The Company had approximately $1.1 million and $1.8 million recorded in related accounts payable as of June 30, 2024 and December 31, 2023, respectively, which includes amounts due for early termination of the contract. See Note 6 to our consolidated financial statements included elsewhere in this Report.

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

We anticipate that our selling, general and administrative expenses related to Proteomedix will increase when compared to historical levels as a result of efforts to commercialize Proclarix, and costs associated with integration of Proteomedix’s operations.

Research and Development Expenses

Historically, substantially all of our research and development expenses consist of expenses incurred in connection with the development of our product candidates. These expenses historically have included fees paid to third parties to conduct certain research and development activities on our behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll, and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees. We expense both internal and external research and development expenses as they are incurred.

We do not allocate our costs by product candidate, as a significant amount of research and development expenses include internal costs, such as payroll and other personnel expenses, laboratory supplies, and external costs, such as fees paid to third parties to conduct research and development activities on our behalf, that are not tracked by product candidate.

As discussed above, we have terminated the vaccine programs that substantially all of our research and development historically related to. We do not anticipate incurring significant research and development expenses in the near future, unless we are able to resume such activities. Predicting the timing or cost to complete our clinical programs for future product candidates, or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control, such as regulatory approvals. Furthermore, we are unable to predict when or if our future product candidates will receive regulatory approval with any certainty.

Other Income (Expense)

Other income (expense) is comprised of interest expense on notes payable, the change in fair value of financial instruments that are recorded as liabilities, which includes the related party subscription agreement liability and the contingent warrant liability, and other financing-related costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our statements of operations for the periods indicated:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Revenue	$704,848	$-	$704,848	100.0%
Cost of revenue	604,132	-	604,132	100.0%
Gross profit	100,716	-	100,716	100.0%

Operating expenses
Selling, general and administrative	$2,221,275	$2,302,747	(81,472)	(3.5)%
Research and development	(3,680)	846,853	(850,533)	(100.4)%
Impairment of goodwill	10,261,000	-	10,261,000	100.0%
Impairment of ENTADFI assets	1,237,140	-	1,237,140	100.0%
Impairment of deposit on asset purchase agreement	-	3,500,000	(3,500,000)	(100.0)%
Total operating expenses	13,715,735	6,649,600	7,066,135	(106.3)%
Loss from operations	(13,615,019)	(6,649,600)	(6,965,419)	(104.7)%

Other income (expense)
Interest expense – related party	(156,169)	-	(156,169)	(100.0)%
Interest expense	(205,146)	(213,996)	8,850	4.1%
Change in fair value of subscription agreement liability – related party	(248,000)	-	(248,000)	(100.0)%
Change in fair value of contingent warrant liability	-	(1,674)	1,674	100.0%
Other expense	(31,602)	-	(31,602)	(100.0)%
Total other expense	(640,917)	(215,670)	(425,247)	(197.2)%
Loss before income taxes	(14,255,936)	(6,865,270)	(7,390,666)	(107.7)%
Income tax expense	(50,768)	-	(50,768)	(100.0)%
Net loss	$(14,306,704)	$(6,865,270)	(7,441,434)	(108.4)%

Revenue, Cost of Revenue, and Gross Margin

For the three months ended June 30, 2024, the Company had approximately $0.7 million of revenue, which was attributable to development services generated by Proteomedix. Cost of revenue of approximately $0.6 million was attributable to costs incurred on Proteomedix revenue including amortization of the product rights intangible asset of approximately $0.2 million, in addition to approximately $0.4 million related to the full impairment of ENTADFI inventory. The Company did not have any revenue during the three months ended June 30, 2023.

Selling, General and Administrative Expenses

For the three months ended June 30, 2024, selling, general and administrative expenses decreased by $0.1 million compared to the same period in 2023. Selling, general and administrative expenses at Onconetix decreased by approximately $0.7 million during the three months ended June 30, 2024, compared to the same period in 2023, which decrease was almost wholly offset by Proteomedix’s selling, general and administrative expenses. The decrease at Onconetix was due to the halt in commercialization activities of approximately $0.7 million, including a reduction in fees due to IQVIA of approximately $0.5 million, a decrease in stock-based compensation expense of approximately $0.2 million, in addition to the Company controlling other business expenses due to cash constraints, resulting in a decrease of $0.4 million. These decreases were offset by an increase in accounting and legal fees of approximately $0.4 million and an increase in employee compensation costs of $0.2 million due to severances incurred during the period. In addition, Proteomedix’s selling, general, and administrative expenses totaled approximately $0.6 million, of which approximately $0.4 million was related to audit and legal fees, and employee compensation.

Research and Development Expenses

For the three months ended June 30, 2024, research and development expenses decreased by approximately $0.9 million compared to the same period in 2023. The decrease was primarily attributable to the Company’s decision to halt its vaccine programs and focus on commercialization activities, which occurred during the third quarter of 2023. This change in business strategy led to a halt in the Company’s clinical and other research activities. The decrease was only slightly offset by minimal research and development activities still ongoing at Proteomedix.

Impairments

During the three months ended June 30, 2024, the Company recorded an impairment loss of approximately $10.3 million related to goodwill recorded in connection with the PMX acquisition, and an impairment loss of approximately $1.2 million on the assets acquired as part of the ENTADFI asset acquisition.

During the three months ended June 30, 2023, a $3.5 million impairment loss was recorded on the deposit for the WraSer APA.

Other Income (Expense)

Other expense incurred during the three months ended June 30, 2024, increased by approximately $0.4 million compared to the same period in 2023. The increase was primarily due to $0.2 million of interest expense related to the Altos Debenture issued in January 2024, in addition to an increase of $0.2 million in the change in fair value of the subscription liability.

Income Tax Expense

The Company recorded an income tax expense of approximately $51,000 during the three months ended June 30, 2024, related to foreign deferred income taxes recorded in connection with Proteomedix. There was no income tax benefit or expense recorded during the same period in 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our statements of operations for the periods indicated:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Revenue	$1,405,281	$-	$1,405,281	100.0%
Cost of revenue	1,115,565	-	1,115,565	100.0%
Gross profit	289,716	-	289,716	100.0%

Operating expenses
Selling, general and administrative	$5,957,725	$4,068,770	1,888,955	46.4%
Research and development	45,284	1,929,089	(1,883,805)	(97.7)%
Impairment of goodwill	15,453,000	-	15,453,000	100.0%
Impairment of ENTADFI assets	3,530,716	-	3,530,716	100.0%
Impairment of deposit on asset purchase agreement	-	3,500,000	(3,500,000)	(100.0)%
Total operating expenses	24,986,725	9,497,859	15,488,866	163.1%
Loss from operations	(24,697,009)	(9,497,859)	(15,199,150)	(160.0)%

Other income (expense)
Interest expense – related party	(380,943)	-	(380,943)	(100.0)%
Interest expense	(393,429)	(213,996)	(179,433)	(83.8)%
Change in fair value of subscription agreement liability – related party	(21,600)	-	(21,600)	(100.0)%
Change in fair value of contingent warrant liability	-	(59)	59	100.0%
Other expense	(3,094)	-	(3,094)	(100.0)%
Total other expense	(799,066)	(214,055)	(585,011)	(273.3)%
Loss before income taxes	(25,496,075)	(9,711,914)	(15,784,161)	(162.5)%
Income tax benefit	70,799	-	70,799	100.0%
Net loss	$(25,425,276)	$(9,711,914)	(15,713,362)	(161.8)%

Revenue, Cost of Revenue, and Gross Margin

For the six months ended June 30, 2024, the Company had approximately $1.4 million of revenue, which was attributable to product sales of approximately $0.1 million and development services of approximately $1.3 million generated by Proteomedix. Cost of revenue of approximately $1.1 million was attributable to costs incurred on Proteomedix revenue including amortization of the product rights intangible asset of approximately $0.3 million, in addition to approximately $0.4 million related to the full impairment of ENTADFI inventory. The Company did not have any revenue during the six months ended June 30, 2023.

Selling, General and Administrative Expenses

For the six months ended June 30, 2024, selling, general and administrative expenses increased by approximately $1.9 million compared to the same period in 2023, of which approximately $0.4 million of the increase relates to Onconetix. This increase at Onconetix was mainly due to an increase in accounting and legal fees of approximately $1.4 million, offset by decreases due to the halt in commercialization activities of approximately $0.7 million, including a reduction in fees due to IQVIA of approximately $0.5 million, and a decrease in stock-based compensation expense of approximately $0.3 million. In addition, Proteomedix’s selling, general, and administrative expenses totaled approximately $1.5 million, of which approximately $1.2 million was related to audit and legal fees, and salaries and benefits.

Research and Development Expenses

For the six months ended June 30, 2024, research and development expenses decreased by approximately $1.9 million compared to the same period in 2023. The decrease was primarily attributable to the Company’s decision to halt its vaccine programs and focus on commercialization activities, which occurred during the third quarter of 2023. This change in business strategy led to a halt in the Company’s clinical and other research activities. The decrease was only slightly offset by minimal research and development activities still ongoing at Proteomedix.

Impairments

During the six months ended June 30, 2024, the Company recorded an impairment loss of approximately $15.5 million related to goodwill recorded in connection with the PMX acquisition, and an impairment loss of approximately $3.5 million on the assets acquired as part of the ENTADFI asset acquisition.

During the six months ended June 30, 2023, a $3.5 million impairment loss was recorded on the deposit for the WraSer APA.

Other Income (Expense)

Other expense incurred during the six months ended June 30, 2024, increased by approximately $0.6 million compared to the same period in 2023. The increase was primarily due to approximately $0.4 million of interest expense related to the Altos Debenture issued in January 2024, in addition to an increase of $0.2 million related to the April Veru Note, which was amended in April 2024.

Income Tax Benefit

The Company recorded an income tax benefit of approximately $71,000 during the six months ended June 30, 2024, related to foreign deferred income taxes recorded in connection with Proteomedix. There was no income tax benefit or expense recorded during the same period in 2023.

Liquidity and Capital Resources

The Company’s operating activities to date have been devoted to seeking licenses, engaging in research and development activities, potential asset and business acquisitions, and expenditures associated with the previously planned commercial launch of ENTADFI and the commercialization of Proclarix.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of June 30, 2024, the Company had cash of approximately $0.9 million, a working capital deficit of approximately $18.6 million and an accumulated deficit of approximately $82.2 million. In addition, as of August 22, 2024, the Company’s cash balance was approximately $1.0 million. The Company believes that its current cash balance is only sufficient to fund its operations into September 2024 and this raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these consolidated financial statements, and indicates that the Company is unable to meet its contractual commitments and obligations as they come due in the ordinary course of business. The Company will require significant additional capital in the short-term to fund its continuing operations, satisfy existing and future obligations and liabilities, including the remaining payments due for the acquisition of the ENTADFI assets, payment due on the Debenture, in addition to funds needed to support the Company’s working capital needs and business activities. These business activities include the commercialization of Proclarix, and the development and commercialization of the Company’s future product candidates. In addition, as discussed more fully in Note 5, if stockholder approval is not obtained by January 1, 2025 with respect to the conversion of the Series B Convertible Redeemable Preferred Stock issued in connection with the acquisition of Proteomedix, these shares become redeemable for cash at the option of the holders, and the Company currently does not have sufficient cash to redeem such shares. Based on the closing price of $0.155 for the Company’s common stock as of August 26, 2024, the Series B Convertible Redeemable Preferred Stock would be redeemable for approximately $41.9 million.

Management’s plans for funding the Company’s operations include generating product revenue from sales of Proclarix, which is still subject to further successful commercialization activities within certain jurisdictions. In addition, as discussed above, the Company paused commercialization activities for ENTADFI during the first quarter of 2024, as it explores strategic alternatives for its monetization, such as a potential sale of the ENTADFI assets for which the Company engaged a financial advisor to assist with during the second quarter of 2024. There is currently no plan to resume commercialization of ENTADFI, and as such, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product. Management’s plans also include attempting to secure additional required funding through equity or debt financings if available. However, there are currently no commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. This creates significant uncertainty that the Company will have the funds available to be able to sustain its operations and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of future product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if it is required to, file for bankruptcy.

Because of historical and expected operating losses, net operating cash flow deficits, and debts due within one year, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the condensed consolidated financial statements, which is not alleviated by management’s plans. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Future Funding Requirements

We anticipate that we will continue to incur significant expenses for the foreseeable future as we continue to commercialize Proclarix and expand our corporate infrastructure.

We will require significant amounts of additional capital in the short-term, to continue to fund our continuing operations, satisfy existing and future obligations and liabilities, including the remaining payments due under the Veru APA and other contracts entered into in support of the Company’s commercialization plans, in addition to funds needed to support our working capital needs and business activities, including the commercialization of Proclarix, and the development and commercialization of our future product candidates. Until we can generate a sufficient amount of revenue from sales of Proclarix, we expect to finance our future cash needs through public or private equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The future sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of our business activities.

Our future capital requirements will depend on many factors, including:

●	the costs of future commercialization activities, including product manufacturing, marketing, sales, royalties, and distribution, for Proclarix, and other products for which we may receive marketing approval;

●	the cost of redeeming our Series B Convertible Redeemable Preferred Stock, if stockholder approval is not obtained by January 1, 2025;

●	the timing, scope, progress, results and costs of research and development, testing, screening, manufacturing, preclinical and non-clinical studies and clinical trials;

●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform field efficacy studies, require more studies than those that we currently expect or change their requirements regarding the data required to support a marketing application;

●	our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;

●	any product liability or other lawsuits related to our products;

●	the expenses needed to attract, hire and retain skilled personnel;

●	the revenue, if any, received from commercial sales of Proclarix, or other products for which we may have received or will receive marketing approval;

●	the costs to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing our patents or other intellectual property rights; and

●	the costs of operating as a public company.

A change in the outcome of any of these or other variables could significantly change the costs and timing associated with our business activities. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net cash used in operating activities	$(8,431,591)	$(6,228,769)
Net cash used in investing activities	(22,284)	(10,037,628)
Net cash provided by (used in) financing activities	4,861,667	(263,615)
Effect of exchange rate changes on cash	(31,586)	-
Net decrease in cash	$(3,623,794)	$(16,530,012)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was approximately $8.4 million, which primarily resulted from a net loss of approximately $25.4 million and a net change in our operating assets and liabilities of approximately $3.5 million, adjusted for the non-cash impairments of goodwill and ENTADFI of approximately $15.5 million and $3.5 million, respectively, depreciation and amortization expense of approximately $0.4 million, loss on impairment of ENTADFI inventory of approximately $0.4 million, in addition to noncash interest expense of approximately $0.8 million.

Net cash used in operating activities for the six months ended June 30, 2023 was approximately $6.2 million, which primarily resulted from a net loss of $9.7 million, and a net change in our operating assets and liabilities of $0.9 million. These changes were adjusted by an impairment loss of $3.5 million related to the deposit on the WraSer APA, noncash stock-based compensation of approximately $0.5 million, the loss on related party receivable of approximately $0.2 million, and noncash interest expense of approximately $0.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 of approximately $22,000 resulted from purchases of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2023 was approximately $10.0 million, of which approximately $6.1 million was used for the acquisition of ENTADFI, $3.5 million was used for the deposit in connection with the WraSer APA, and approximately $0.4 million is the net change in the receivable from related parties.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $4.9 million, and resulted primarily from the issuance of an aggregate of approximately $5.7 million in notes payable, consisting of a $5.0 million debenture and approximately $0.7 million for the financing of director and officer liability insurance policy premiums, offset by approximately $0.4 million in payments on the notes payable and $0.4 million in the payment of financing costs.

Net cash used in financing activities for the six months ended June 30, 2023 was approximately $0.3 million, and resulted from approximately $0.1 million in purchases of treasury shares and approximately $0.2 million of payment in deferred offering costs.

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

As of June 30, 2024, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 11, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024, as a result of the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During 2023, after a review completed by the Audit Committee, it was determined that our former CEO and an accounting employee charged certain personal expenses on their corporate credit cards that were not recorded as related party receivables. These unauthorized charges, in addition to personal charges that were identified as such in previous reporting periods, may have constituted personal loans that are not permissible under Section 402 of the Sarbanes-Oxley Act of 2002. We determined that this credit card misuse arose from the following control deficiencies, which we have determined to be material weaknesses as of June 30, 2024:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2024, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biotechnology company that was incorporated in October 2018. Our net loss was $14.3 million and $25.4 million for the three and six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $82.2 million. We also generated negative operating cash flows of $8.4 million for the six months ended June 30, 2024.

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

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of June 30, 2024, the Company had cash of approximately $0.9 million, a working capital deficit of approximately $18.6 million and an accumulated deficit of approximately $82.2 million. In addition, as of August 22, 2024, the Company’s cash balance was approximately $1.0 million and the Company has $5.0 million of debt due in September 2024.

On January 23, 2024, the Company issued the Debenture in exchange for $4.6 million in net cash proceeds. The Debenture, as amended on April 24, 2024, is repayable in full upon the earlier of (i) the closing under the Subscription Agreement and (ii) October 31, 2024. On July 12, 2024, the Company closed on the July 2024 Warrant Inducement and received net cash proceeds of $0.9 million.

We estimate, as of the date of this Report, that our current cash balance is only sufficient to fund our operations into September 2024. We believe that we will need to raise substantial additional capital to fund our continuing operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s working capital needs and business activities, including making the remaining payments to Veru and the commercialization of Proclarix. In addition, if Stockholder Approval is not obtained by January 1, 2025, the Company may be obligated to cash settle the Series B Preferred Stock. The Company does not currently have sufficient cash to redeem the shares of Series B Preferred Stock. Based on the closing price of $0.155 for the Company’s common stock as of August 26, 2024, the Series B Preferred Stock would be redeemable for approximately $41.9 million. Management’s plans include generating product revenue from sales of Proclarix, which is still subject to further successful commercialization activities within certain jurisdictions. In addition, the Company has now abandoned commercialization activities for ENTADFI and it is exploring strategic alternatives for its monetization, such as a potential sale of the ENTADFI assets. If we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product. Management’s plans also include attempting to secure additional required funding through equity or debt financings if available. However, there are currently no commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. If the Company is unable to secure additional capital, it may be required to delay or curtail any future commercialization of products, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if it is required to, file for bankruptcy. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the issuance of the condensed consolidated financial statements. Our future capital requirements will depend on many factors, including:

●	the costs of future commercialization activities, including product manufacturing, marketing, sales, royalties and distribution, for Proclarix and other products for which we have received or will receive marketing approval;

●	the cost of redeeming our Series B Convertible Redeemable Preferred Stock, if stockholder approval is not obtained by January 1, 2025;

●	our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;

●	any product liability or other lawsuits related to our products;

●	the expenses needed to attract, hire, and retain skilled personnel;

●	the revenue, if any, received from commercial sales of Proclarix or other products for which we may receive marketing approval;

●	the costs to establish, maintain, expand, enforce, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending, and enforcing our patents or other intellectual property rights; and

●	the costs of operating as a public company.

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

Due to recent financial constraints, the Company may be unable to timely pay amounts due to Veru, from whom we purchased ENTADFI in April 2023. We may not have sufficient funds to pay amounts due to Veru in the near term, if at all, including but not limited to $10 million, $5 million of which was due on April 19, 2024 and is subject to certain forbearance terms, and $5 million of which is due on September 30, 2024. On April 24, 2024, Veru agreed to forbear its rights and remedies until March 31, 2025 with respect to, among other things, our inability to pay amounts due as of April 19, 2024. However, Veru may take future action against us, including filing legal proceedings against us seeking amounts due and interest accrued or attempting to terminate its relationship with us. If Veru were to take legal action against us, we may be forced to scale back our business plan and/or seek bankruptcy protection. We may be subject to litigation and damages for our failure to pay amounts due to Veru, and may be forced to pay interest and penalties, which funds we do not currently have. We are currently considering strategic options for ENTADFI, including a potential sale or abandonment, and plan to seek funding to support our operations, and to pay amounts due to Veru, through a combination of equity offerings, debt financing or other capital sources, including potential collaborations, licenses, sales, and other similar arrangements, which may not be available on favorable terms, if at all. The sale of additional equity or debt securities, if accomplished, may result in dilution to our stockholders. Furthermore, any revenue or financing proceeds that we are required to pay to Veru will detract from our ability to use such funds to support our operations.

Our current liabilities are significant, and if those to whom we owe accounts payable, such as Veru, IQVIA or other creditors or vendors, were to demand payment, we would be unable to pay.

As of June 30, 2024, we had total current liabilities of approximately $20.6 million, including accounts payable of approximately $3.2 million, accrued expenses of approximately $1.4 million, the related party subscription liability of $0.9 million, and approximately $15.0 million (net of discounts) related to notes payable, primarily due to Veru and the debenture due to the PMX Investor. As of the same date, we had cash of only $0.9 million. We are currently considering strategic options for ENTADFI, including a potential sale or abandonment, and plan to seek funding to support our operations. However, the level of our current liabilities may make it more difficult for us to obtain adequate financing on favorable terms, if at all. If those to whom these payments are due were to demand immediate payment, as they are entitled to do, and we are not able to make the required payments, we would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and insolvency. Under such a scenario, our assets would be distributed to our creditors, leaving nothing to be distributed to our stockholders.

Risks Related to the Commercialization of our Products

Company shareholders may not realize a benefit from the ENTADFI or Proteomedix acquisitions commensurate with the ownership dilution they have experienced in connection with the transactions.

If the Company is unable to realize the full strategic and financial benefits previously anticipated from the recent ENTADFI and Proteomedix acquisitions, our shareholders may experience a dilution of their ownership interests in our Company without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the Company is able to realize only part of the strategic and financial benefits previously anticipated from the transactions. We are currently considering strategic options for ENTADFI, including a potential sale. There is currently no plan to commercialize ENTADFI, and as such, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product.

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

We are currently considering strategic options for ENTADFI, including a potential sale. There is currently no plan to commercialize ENTADFI, and as such, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product. The Company continues to consider various measures, including strategic alternatives, to rationalize its operations and optimize its existing Proclarix diagnostic program.

If we fail to further commercialize Proclarix, our business, financial condition, results of operations and prospects may be materially adversely affected and our reputation in the industry and in the investment community would likely be damaged.

Risks Related to Owning our Common Stock

There can be no assurance that we will be able to comply with the applicable listing standards of Nasdaq.

Our eligibility for listing on Nasdaq depends on our ability to comply with Nasdaq’s applicable listing requirements.

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

On May 8, 2024, we received a notice from Nasdaq notifying us that we are not in compliance with Nasdaq’s continued listing standards as set forth in Listing Rule 5550(b)(1), which requires Nasdaq-listed companies to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing, because our stockholders’ equity for the fiscal year ended December 31, 2023 as reported in the our Annual Report on Form 10-K filed with the SEC on April 11, 2024 was $1,404,476, and as of the date of the notice, we did not meet the alternatives to the Minimum Stockholders’ Equity Requirement of having either (i) a market value of listed securities of at least $35 million or (ii) net income from continuing operations of at least $500,000 in the fiscal year ended December 31, 2023 or in two of the three most recently completed fiscal years. The notice received has no immediate effect on the Company’s Nasdaq listing.

On June 24, 2024, we submitted to Nasdaq our plan to achieve and sustain compliance with the Nasdaq Listing Rules. In order to assist with satisfying Nasdaq’s Market Value standard for listing of the Company’s Common Stock, we intend to release a portion of the Exchange Shares and the Conversion Shares from the Lock-Up Agreement. On July 30, 2024, Nasdaq granted us an extension until November 4, 2024, to regain compliance with the Minimum Stockholders' Equity Requirement. If we fail to timely regain compliance with the Minimum Stockholders’ Equity Requirement (including, to the extent granted by Nasdaq, any applicable extensions of time), our securities will be subject to delisting on Nasdaq.

Additionally, on July 30, 2024, we received a letter from Nasdaq staff stating that the staff had determined that our acquisition of Proteomedix constitutes a business combination that results in a “Change of Control” pursuant to Nasdaq Listing Rule 5110(a), and that, as a result, we will be required to satisfy all of Nasdaq’s initial listing criteria and to complete Nasdaq’s initial listing process prior to shareholder approval of the conversion of the Series B Preferred Stock, or other material changes triggering a change of control.

If Nasdaq delists our common stock from trading on its exchange for failure to meet the Bid Price Rule, the Minimum Stockholders’ Equity Requirement, or all other applicable listing standards, we and our stockholders could face significant material adverse consequences including:

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

Issuer Purchases of Equity Securities

There were no share repurchases for the six months ended June 30, 2024.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as exhibits to this Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation filed with Delaware Secretary of State on February 23, 2022.(1)
3.2	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation(2)
3.3	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation.(3)
3.4	Fourth Amended and Restated Bylaws of the Company.(3)
4.1	Form of Inducement PIO(4)
10.1	Consulting Agreement, dated June 10, 2024, between the Company and Karina Fedasz.(5)
10.2	Form of Inducement Letter.(4)
10.3	Forbearance Agreement, dated April 24, 2024, between the Company and Veru.(6)
10.4	Amendment to Non-Convertible Debenture, dated April 24, 2024, between the Company and Altos.(6)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Release Agreement, dated June 10, 2024, between the Company and Bruce Harmon(7)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2022.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2023.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2024.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2024.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2024.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onconetix, Inc.

Date: August 29, 2024		/s/ Ralph Schiess
Ralph Schiess Interim Chief Executive Officer
(principal executive officer)

Date: August 29, 2024	By:	/s/ Karina M. Fedasz
Karina M. Fedasz
Interim Chief Financial Officer
(principal financial and accounting officer)