Form 10-Q
period 2024-09-30
Onconetix, Inc.
filed 2024-12-10
CIK 1782107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of December 5, 2024, the registrant had 8,294,734 shares of common stock, $0.00001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues, and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations and repay indebtedness;

●	our ability to commercialize or monetize Proclarix and integrate the assets and commercial operations acquired in the share exchange with Proteomedix AG (“Proteomedix”);

●	our reliance on third parties, including Laboratory Corporation of America (“LabCorp”), to develop, market, distribute and sell our products;

●	the successful development of our commercialization capabilities, including sales and marketing capabilities;

●	our ability to maintain the necessary regulatory approvals to market and commercialize our products;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current products;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

ii

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated, or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third parties, including manufacturers and logistics companies;

●	the success of competing therapies or diagnostics and products that are or become available;

●	our ability to successfully compete against current and future competitors;

●	our ability to expand our organization to accommodate potential growth and our ability to motivate, retain, and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our products;

●	market acceptance of our products, the size and growth of the potential markets for our current products, and our ability to serve those markets; and

●	disruptions in the business of Onconetix or Proteomedix, which could have an adverse effect on their respective businesses and financial results.

These forward-looking statements involve numerous risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections in this Report. You should thoroughly read this Report and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all our forward-looking statements by these cautionary statements.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCONETIX, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current assets
Cash	$341,495	$4,554,335
Accounts receivable, net	98,030	149,731
Inventories	121,834	364,052
Prepaid expenses and other current assets	486,580	770,153
Total current assets	1,047,939	5,838,271

Prepaid expenses, long-term	-	17,423
Property and equipment, net	69,317	60,654
Deferred offering costs	366,113	366,113
Operating right of use asset	160,016	148,542
Intangible assets, net	21,414,795	25,410,887
Goodwill	38,861,238	55,676,142
Total assets	$61,919,418	$87,518,032

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,112,392	$5,295,114
Accrued expenses	1,337,663	2,199,867
Notes payable, net of debt discounts of $10,048 and $381,627 at September 30, 2024 and December 31, 2023, respectively	9,839,677	9,618,373
Operating lease liability, current	127,738	74,252
Subscription agreement liability – related party	1,814,000	—
Contingent warrant liability	124,631	2,641
Total current liabilities	17,356,101	17,190,247

Note payable, net of current portion	118,450	118,857
Subscription agreement liability – related party	—	864,000
Pension benefit obligation	522,174	556,296
Operating lease liability, net of current portion	32,279	74,290
Deferred tax liability, net	2,867,794	3,073,781
Total liabilities	20,896,798	21,877,471

Commitments and Contingencies (see Note 10)

Series B Convertible Redeemable Preferred stock, $0.00001 par value, 2,700,000 shares authorized at September 30, 2024 and December 31, 2023; 0 and 2,696,729 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	64,236,085

Stockholders’ equity (deficit)
Series A Convertible Preferred stock, $0.00001 par value, 10,000 shares authorized at September 30, 2024 and December 31, 2023; 0 and 3,000 shares issued and outstanding at September 30, 2024 and December 31, 2023; Liquidation preference of $0 and $3,000,000 at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized at September 30, 2024 and December 31, 2023; 8,326,281 and 571,033 shares issued at September 30, 2024 and December 31, 2023, respectively; 8,313,347 and 558,099 shares outstanding at September 30, 2024 and December 31, 2023, respectively	83	6
Additional paid-in-capital	119,563,869	49,429,031
Treasury stock, at cost; 12,934 shares of common stock at September 30, 2024 and December 31, 2023	(625,791)	(625,791)
Accumulated deficit	(86,038,875)	(56,786,194)
Accumulated other comprehensive income	1,012,557	2,380,920
Total Onconetix stockholders’ equity (deficit)	33,911,843	(5,602,028)
Non-controlling interest	7,110,777	7,006,504
Total stockholders’ equity	41,022,620	1,404,476
Total liabilities, convertible redeemable preferred stock, and stockholders’ equity (deficit)	$61,919,418	$87,518,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue	$406,859	$-	$1,812,140	$-
Cost of revenue	301,445	-	1,417,010	-
Gross profit	105,414	-	395,130	-

Operating expenses
Selling, general and administrative	2,641,916	4,268,845	8,599,642	8,337,615
Research and development	109,365	219,238	154,649	2,148,327
Impairment of ENTADFI assets	-	-	3,530,716	-
Impairment of goodwill	-	-	15,453,000	-
Impairment of deposit on asset purchase agreement	-	-	-	3,500,000
Total operating expenses	2,751,281	4,488,083	27,738,007	13,985,942
Loss from operations	(2,645,867)	(4,488,083)	(27,342,877)	(13,985,942)

Other (expense) income
Interest expense - related party	(153,302)	-	(534,245)	-
Interest expense	(231,656)	(269,097)	(625,084)	(483,093)
Loss on extinguishment of note payable	-	(490,000)	-	(490,000)
Change in fair value of subscription agreement liability – related party	(928,400)	-	(950,000)	-
Change in fair value of contingent warrant liability	30,448	(99,728)	30,448	(99,787)
Other - net	44,988	-	41,894	-
Total other expense	(1,237,922)	(858,825)	(2,036,987)	(1,072,880)
Loss before income taxes	(3,883,789)	(5,346,908)	(29,379,864)	(15,058,822)
Income tax benefit	56,384	-	127,183	-
Net loss	$(3,827,405)	$(5,346,908)	$(29,252,681)	$(15,058,822)

Net loss per share, basic and diluted	$(2.93)	$(12.21)	$(36.26)	$(36.61)

Weighted average number of common shares outstanding, basic and diluted	1,306,146	438,039	806,743	411,303

Other comprehensive income (loss)
Net loss	$(3,827,405)	$(5,346,908)	$(29,252,681)	$(15,058,822)
Foreign currency translation	3,488,514	-	(1,392,630)	-
Change in pension benefit obligation	(97,005)	-	24,267	-
Total comprehensive loss	$(435,896)	$(5,346,908)	$(30,621,044)	$(15,058,822)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.

Condensed Consolidated Statements of Convertible Redeemable Preferred Stock and

Stockholders’ Equity (Deficit)
(Unaudited)

	Series B Preferred		Series A Preferred		Common		Additional				Other	Total Onconetix	Non-	Total Stockholders’
	Stock		Stock		Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Equity	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	(Deficit)	Interest	(Deficit)
Balance at December 31, 2023	2,696,729	$64,236,085	3,000	$—	571,033	$6	$49,429,031	(12,934)	$(625,791)	$(56,786,194)	$2,380,920	$(5,602,028)	$7,006,504	$1,404,476
Issuance of restricted stock	—	—	—	—	78	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	23,865	—	—	—	—	23,865	28,785	52,650
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(4,991,144)	(4,991,144)	—	(4,991,144)
Changes in pension benefit obligation	—	—	—	—	—	—	—	—	—	—	154,678	154,678	—	154,678
Net loss	—	—	—	—	—	—	—	—	—	(11,118,572)	—	(11,118,572)	—	(11,118,572)
Balance at March 31, 2024	2,696,729	$64,236,085	3,000	$—	571,111	$6	$49,452,896	(12,934)	$(625,791)	$(67,904,766)	$(2,455,546)	$(21,533,201)	$7,035,289	$(14,497,912)
Restricted stock forfeitures	—	—	—	—	(312)	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	406	—	163	—	—	—	—	163	—	163
Stock-based compensation	—	—	—	—	—	—	(47,478)	—	—	—	—	(47,478)	46,703	(775)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	110,000	110,000	—	110,000
Changes in pension benefit obligation	—	—	—	—	—	—	—	—	—	—	(33,406)	(33,406)	—	(33,406)
Net loss	—	—	—	—	—	—	—	—	—	(14,306,704)	—	(14,306,704)	—	(14,306,704)
Balance at June 30, 2024	2,696,729	$64,236,085	3,000	$—	571,205	$6	$49,405,581	(12,934)	$(625,791)	$(82,211,470)	$(2,378,952)	$(35,810,626)	$7,081,992	$(28,728,634)
Issuance of common stock and warrants from exercise of preferred investment options, net of issuance costs	—	—	—	—	186,466	2	765,027	—	—	—	—	765,029	—	765,029
Exercise of pre-funded warrants	—	—	—	—	154,027	2	6,153	—	—	—	—	6,155	—	6,155
Issuance of shares and pre-funded warrants in connection with related party subscription agreement	—	—	—	—	513,424	5	5,134,242	—	—	—	—	5,134,247	—	5,134,247
Conversion of Series A Preferred Stock to common stock	—	—	(3,000)	—	142,749	1	(1)	—	—	—	—	—	—	—
Conversion of Series B Preferred Stock to common stock	(2,696,729)	(64,236,085)	—	—	6,741,820	67	64,236,018	—	—	—	—	64,236,085	—	64,236,085
Stock-based compensation	—	—	—	—	—	—	16,849	—	—	—	—	16,849	28,785	45,634
Issuance of restricted stock	—	—	—	—	16,590	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	3,488,514	3,488,514	—	3,488,514
Change in pension benefit obligation	—	—	—	—	—	—	—	—	—	—	(97,005)	(97,005)	—	(97,005)
Net loss	—	—	—	—	—	—	—	—	—	(3,827,405)	—	(3,827,405)	—	(3,827,405)
Balance at September 30, 2024	—	—	—	—	8,326,281	83	119,563,869	(12,934)	(625,791)	(86,038,875)	1,012,557	33,911,843	7,110,777	41,022,620

	Series B Preferred		Series A Preferred		Common		Additional				Other	Total Onconetix	Non-	Total Stockholders’
	Stock		Stock		Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Equity	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	(Deficit)	Interest	(Deficit)
Balance at December 31, 2022	—	$—	—	$—	393,107	$4	$42,331,308	(11,493)	$(566,810)	$(19,376,500)	$—	$22,388,002	$—	$22,388,002
Exercise of pre-funded warrants	—	—	—	—	16,166	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	185,578	—	—	—	—	185,578	—	185,578
Purchase of treasury shares	—	—	—	—	—	—	—	(815)	(33,454)	—	—	(33,454)	—	(33,454)
Net loss	—	—	—	—	—	—	—	—	—	(2,846,644)	—	(2,846,644)	—	(2,846,644)
Balance at March 31, 2023	—	$—	—	$—	409,273	$4	$42,516,886	(12,308)	$(600,264)	$(22,223,144)	$—	$19,693,482	$—	$19,693,482
Exercise of stock options	—	—	—	—	1,148	—	459	—	—	—	—	459	—	459
Issuance of restricted stock	—	—	—	—	12,823	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	272,781	—	—	—	—	272,781	—	272,781
Purchase of treasury shares	—	—	—	—	—	—	—	(626)	(25,527)	—	—	(25,527)	—	(25,527)
Net loss	—	—	—	—	—	—	—	—	—	(6,865,270)	—	(6,865,270)	—	(6,865,270)
Balance at June 30, 2023	—	$—	—	$—	423,244	$4	$42,790,126	(12,934)	$(625,791)	$(29,088,414)	$—	$13,075,925	$—	$13,075,925
Issuance of common stock from exercise of preferred investment options, net of issuance costs	—	—	—	—	39,375	—	2,272,838	—	—	—	—	2,272,838	—	2,272,838
Issuance of warrants for settlement of contingent warrants	—	—	—	—	—	—	129,184	—	—	—	—	129,184	—	129,184
Stock-based compensation	—	—	—	—	—	—	105,402	—	—	—	—	105,402	—	105,402
Restricted stock forfeitures	—	—	—	—	(4,221)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(5,346,908)	—	(5,346,908)	—	(5,346,908)
Balance at September 30, 2023	—	—	—	—	458,398	4	45,297,550	(12,934)	(625,791)	(34,435,322)	—	10,236,441	—	10,236,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flows from operating activities
Net loss	$(29,252,681)	$(15,058,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of deposit on asset purchase agreement	—	3,500,000
Impairment on other long-lived assets	—	267,019
Impairment of goodwill	15,453,000	—
Impairment of ENTADFI assets	3,530,716	—
Amortization of debt discounts	371,578	483,093
Amortization of debt discount – related party	400,000	—
Loss on related party receivable	—	265,648
Loss on extinguishment of note payable	—	490,000
Depreciation and amortization	612,046	4,886
Change in fair value of subscription agreement liability – related party	950,000	—
Net periodic pension benefit	16,502	—
Stock-based compensation	98,228	563,761
Interest accrued on note payable	230,532	—
Interest accrued on note payable – related party	134,247	—
Loss on impairment of inventory of ENTADFI	356,637	—
Change in fair value of contingent warrant liability	(35,730)	99,787
Deferred tax benefit	(127,183)	—
Changes in operating assets and liabilities:
Accounts receivable	49,079	—
Inventories	(113,102)	(299,272)
Prepaid expenses and other current assets	70,563	(9,526)
Prepaid expenses, long-term	(7,749)	(16,882)
Accounts payable	(1,242,071)	1,418,048
Accrued expenses	(1,072,781)	(976,871)
Net cash used in operating activities	(9,578,169)	(9,269,131)

Cash flows from investing activities
Acquisition of assets, including transaction costs of $79,771	—	(6,079,771)
Deposit made in connection with asset purchase agreement	—	(3,500,000)
Purchases of other long-lived assets	—	(51,744)
Net advances to related parties	—	(229,798)
Purchases of property and equipment	(24,597)	(3,300)
Net cash used in investing activities	(24,597)	(9,864,613)

Cash flows from financing activities
Proceeds from issuance of note payable – related party	5,000,000	—
Proceeds from issuance of note payable	853,550	—
Payment of financing costs	(400,000)	—
Principal payments of notes payable	(942,307)	(1,000,000)
Proceeds from exercise of preferred investment options, net	922,749	2,298,675
Proceeds from exercise of stock options	163	459
Proceeds from exercise of warrants	6,155	—
Payment of deferred offering costs	—	(205,093)
Purchase of treasury shares	—	(58,981)
Net cash provided by (used in) financing activities	5,440,310	1,035,060
Effect of exchange rate changes on cash	(50,384)	—
Net decrease in cash	(4,212,840)	(18,098,684)
Cash, beginning of period	4,554,335	25,752,659
Cash, end of period	$341,495	$7,653,975
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,658	$—
Noncash investing and financing activities:
Inventory and intangible assets acquired through issuance of notes payable	$—	$12,947,000
Incremental fair value of exchanged preferred investment options	$1,874,777	$2,613,011
Deferred offering costs included in accounts payable and accrued expenses	$—	$150,000
Recognition of contingent warrant liability	$157,720	$25,837
Warrants issued for settlement of contingent warrants	$—	$129,184
Deferred offering costs previously included in prepaid expenses	$—	$(11,020)
Conversion of Series A Preferred Stock to common stock	$1	$—
Conversion of Series B Preferred Stock to common stock	$64,236,085	$—
Exercise of pre-funded warrants	$—	$7
Issuance of restricted stock	$—	$5
Restricted stock forfeitures	$—	$(2)
Settlement of related party note payable and accrued interest through issuance of common stock	$5,134,247	$—
Operating right-of-use asset obtained in exchange of lease liability	$87,864	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

Historically, the Company’s focus was on the research and development of transformational vaccines to prevent infectious diseases worldwide, until the third quarter of 2023, at which time the Company halted its efforts on vaccine development activities to focus on commercialization activities for ENTADFI and pursue other potential acquisitions. However, in light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company determined to pause its commercialization of ENTADFI during the first quarter of 2024, as it explores strategic alternatives to monetize ENTADFI, such as a potential sale of the ENTADFI assets. To that end, the Company is working with an investment advisor to assist with the potential sale or other transaction of the ENTADFI assets. There is currently no plan to resume commercialization of ENTADFI, and as such, if the Company is not able to consummate a sale or other transaction of the ENTADFI assets, it may abandon the assets and destroy its inventory of the product. Based on the circumstances surrounding ENTADFI, the ENTADFI assets were fully impaired at June 30, 2024 (see Notes 4 and 5).

Reverse Stock Split

On September 24, 2024, the Company effected a reverse stock split of all shares of its issued and outstanding Common Stock at a ratio of one-for-forty (1:40). The Company accounted for the reverse stock split on a retrospective basis pursuant to Accounting Standards Codification (“ASC”) 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, and share-based awards’ exercise prices and per share data have been adjusted in these condensed consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The number of authorized shares and par value of the preferred stock and common stock were not adjusted because of the reverse stock split.

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Onconetix and its 100% wholly owned subsidiary, Proteomedix, since the acquisition date of December 15, 2023. All significant intercompany balances and transactions have been eliminated in consolidation. The non-controlling interest recorded in the accompanying condensed consolidated financial statements as of December 31, 2023 relates to currently outstanding stock-based awards issued by Proteomedix, which were assumed by Onconetix in connection with the acquisition of Proteomedix (see Note 5).

Unaudited Interim Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2024, and the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of convertible redeemable preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. These unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024 and its results of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three and nine-month periods are also unaudited. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements included in this Report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which includes a broader discussion of the Company’s business and the risks inherent therein.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 2 — Going Concern and Management’s Plans

The Company’s operating activities to date have been devoted to seeking licenses, engaging in research and development activities, potential asset and business acquisitions, expenditures associated with the previously planned commercial launch of ENTADFI, and the commercialization of Proclarix.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of September 30, 2024, the Company had cash of approximately $0.3 million, a working capital deficit of approximately $16.3 million and an accumulated deficit of approximately $86.0 million. During the nine months ended September 30, 2024, the Company used approximately $9.6 million in cash for operating activities. In addition, as of December 5, 2024, the Company’s cash balance was approximately $0.4 million, all of which is currently held by the Company’s foreign subsidiary. The Company’s current cash balance is not sufficient to fund its operations through the end of December 2024  until it can utilize the Equity Financing Line of Credit (“ELOC”), which it entered into on October 2, 2024, referred herein as the ELOC Purchase Agreement, and this raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these condensed consolidated financial statements. The Company’s projections are also indicative that it will be unable to meet its contractual commitments and obligations as they come due in the ordinary course of business. The Company will require significant additional capital in the short-term to fund its continuing operations, satisfy existing and future obligations and liabilities, including the remaining payments due for the acquisition of the ENTADFI assets, and funds needed to support the Company’s working capital needs and business activities. These business activities include the commercialization of Proclarix, and the development and commercialization of the Company’s future product candidates.

Management’s plans for funding the Company’s operations include generating product revenue from sales of Proclarix, which is still subject to further successful development and commercialization activities within certain jurisdictions. Management also intends to secure additional required funding through equity or debt financings if available, and to utilize the ELOC entered into in October 2024 (see Note 15) on an as-needed basis to assist with the paydown of notes issued to Veru and to fund current operating needs, subject to certain restrictions and beneficial ownership constraints. However, based on the terms of the ELOC and the current maximum availability, Management determined that the funds readily available under the ELOC will not be sufficient to sustain operations. In addition, there are currently no other commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. This creates significant uncertainty whether the Company will have the funds available to be able to sustain its operations and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of future product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

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

September 30, 2024

(Unaudited)

Note 3 — Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2024, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Selected significant accounting policies are discussed in further detail below:

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s condensed consolidated financial statements relate to accounting for acquisitions, valuation of inventory, the useful life of the amortizable intangible assets, estimates of future cash flows used to evaluate impairment of intangible assets, assumptions related to the pension benefit obligation, assumptions related to the related party subscription agreement liability, assumption related to note payables, and accounting for income taxes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. As of September 30, 2024 and December 31, 2023, the Company was operating in one segment: commercial. Management’s determination of its operating segments is consistent with the financial information regularly reviewed by the CODM for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

The fair value of the contingent warrant liability and the related party subscription agreement liability are valued using significant unobservable measures and other fair value inputs and are therefore classified as Level 3 financial instruments.

The fair value of financial instruments measured on a recurring basis is as follows as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$124,631	—	—	$124,631
Subscription agreement liability – related party	$1,814,000	—	—	$1,814,000
Total	$1,938,631	$—	$—	$1,938,631

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$2,641	—	—	$2,641
Subscription agreement liability – related party	$864,000	—	—	$864,000
Total	$866,641	$—	$—	$866,641

During the year ended December 31, 2023, in connection with the acquisition of Proteomedix, the Company recorded intangible assets, which were recognized at fair value (see Note 5). Additionally, as a result of the impairment losses recorded on the Company’s ENTADFI asset group during the nine months ended September 30, 2024, the related assets were recorded at fair value as of September 30, 2024. These non-financial assets were valued using significant unobservable measures and other fair value inputs and are therefore classified as Level 3 measurements. See Note 4.

None of the Company’s other non-financial assets or liabilities are recorded at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023. There were no transfers between levels during the periods presented.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

The following table summarizes the activity for the related party subscription agreement liability, using unobservable Level 3 inputs, for the nine months ended September 30, 2024:

Subscription Agreement Liability
Balance at December 31, 2023	$864,000
Change in fair value	950,000
Balance at September 30, 2024	$1,814,000

The following table summarizes the activity for the contingent warrant liability, using unobservable Level 3 inputs, for the nine months ended September 30, 2024:

Contingent Warrant Liability
Balance at December 31, 2023	$2,641
Fair value upon issuance	157,720
Change in fair value	(35,730)
Balance at September 30, 2024	$124,631

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

Product Sales

The Company derives revenue through sales of its products, which includes Proclarix, its diagnostic product, directly to end users, including laboratories, hospitals, and medical centers, and to distributors. During the nine months ended September 30, 2024, the majority of the Company’s product revenue was generated from sales of Proclarix assays to LabCorp for review and testing in connection with the Company’s license agreement with LabCorp (see Note 6). The Company considers customer purchase orders, which in some cases are governed by master sales agreements or standard terms and conditions, to be the contracts with a customer. For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. The Company fulfills its performance obligation applicable to product sales once the product is transferred to the customer.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

During the three and nine months ended September 30, 2024, the Company recorded approximately $0.4 million and $1.8 million of revenue, respectively, generated by Proteomedix. Approximately $0.4 million and $1.7 million of revenue was generated from development services during the three and nine months ended September 30, 2024, respectively, and approximately $0.1 million of revenue was generated from Proclarix product sales during the nine months ended September 30, 2024. There was minimal revenue generated from Proclarix product sales during the three months ended September 30, 2024.

The Company’s revenue was generated from the following geographic regions during the three months ended September 30, 2024:

	European Union	Non-European Union	United States
Development services	100%	-%	-%
Product sales	-%	100%	-%

The Company’s revenue was generated from the following geographic regions during the nine months ended September 30, 2024:

	European Union	Non-European Union	United States
Development services	100%	-%	-%
Product sales	-%	16%	84%

The Company had the following customer concentrations for its revenue during the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
	Development Services	Product Sales	Development Services	Product Sales
Customer A	100%	-%	100%	-%
Customer B	-%	-%	-%	84%
Customer C	-%	100%	-%	11%

Any revenues earned but not yet billed to the customer as of the date of the condensed consolidated financial statements are recorded as contract assets and are included in prepaid expenses and other current assets in the accompanying condensed consolidated financial statements. The Company had no unbilled accounts receivable as of September 30, 2024 and an insignificant balance as of December 31, 2023. Amounts recorded in contract assets are reclassified to accounts receivable in our condensed consolidated financial statements when the customer is invoiced according to the billing schedule in the contract. Accounts receivable was approximately $98,000 and $150,000 as of September 30, 2024 and December 31, 2023, respectively.

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred.

New Accounting Pronouncements

There was no new accounting pronouncements issued since the Company’s filing of the Annual Report on Form 10-K for the year ended December 31, 2023, which could have a significant effect on the accompanying condensed consolidated financial statements, except for the following:

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Disaggregation of Income Statement Expenses. This guidance will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting period beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of this new guidance to our condensed consolidated financial statements.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 4 — Balance Sheet Details

Inventories

Inventories, which primarily relate to Proclarix product as of September 30, 2024 and ENTADFI product as of December 31, 2023, consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$97,915	$139,208
Work-in-process	—	194,805
Finished goods	23,919	30,039
Total	$121,834	$364,052

The Company recorded an impairment on the ENTADFI inventory in the amount of approximately $0.4 million during the quarter ended June 30, 2024 (see Note 5).

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Prepaid insurance	$312,461	$122,004
Prepaid regulatory fees	71,763	312,551
Prepaid research and development	—	89,195
Prepaid professional fees	38,208	70,708
VAT taxes receivable	53,458	—
Prepaid other	10,690	175,695
Total	$486,580	$770,153

Intangible Assets

Intangible assets, which were recorded during the year ended December 31, 2023 in connection with the ENTADFI and Proteomedix acquisitions (see Note 5), is comprised of customer relationships, product rights for developed technology, and a trade name, and consisted of the following as of September 30, 2024, and December 31, 2023:

	Balance at December 31, 2023	Impairment	Foreign Currency Translation	Balance at September 30, 2024
Gross basis:
Trade name	$9,312,739	$—	$(31,913)	$9,280,826
Product rights for developed technology	14,182,157	(3,296,644)	(37,302)	10,848,211
Customer relationships	1,952,803	—	(6,692)	1,946,111
Total intangible assets, gross	$25,447,699	$(3,296,644)	$(75,907)	$22,075,148

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 4 — Balance Sheet Details (cont.)

	Balance at December 31, 2023	Amortization	Foreign Currency Translation	Balance at September 30, 2024
Accumulated amortization:
Product rights for developed technology	$(31,213)	$(505,140)	$(23,555)	$(559,908)
Customer relationships	(5,599)	(90,619)	(4,227)	(100,445)
Total intangible assets, accumulated amortization	$(36,812)	$(595,759)	$(27,782)	$(660,353)
Intangible assets, net	$25,410,887			$21,414,795

The finite lived intangible assets held by the Company, which includes customer relationships and product rights for developed technology, are being amortized over their estimated useful lives of 15 years. Amortization expense related to intangible assets was approximately $198,000 and $596,000 for the three and nine months ended September 30, 2024, respectively. Of the total amortization expense, approximately $30,000 and $91,000 was recorded as selling, general, and administrative expenses for the three and nine months ended September 30, 2024, respectively, and approximately $168,000 and $505,000 was recorded as cost of revenue, for the three and nine months ended September 30, 2024, respectively, in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

During the three months ended June 30, 2024, the Company reevaluated the probability of each potential strategic alternative occurring and determined that the change in probabilities is a triggering event that could result in a decrease in future expected cash flows, and thus indicated the carrying amount of the ENTADFI asset group may not be fully recoverable. The Company further determined that the asset group was fully impaired at June 30, 2024, and recorded a corresponding impairment charge during the three months ended June 30, 2024, thus resulting in no remaining carrying value for the assets in the ENTADFI asset group.

The Company recorded no impairment charges on its intangible assets during the three months ended September 30, 2024. For the nine months ended September 30, 2024, approximately $3.3 million and approximately $0.2 million were allocated to the product rights intangible asset and prepaids and other assets, respectively.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 4 — Balance Sheet Details (cont.)

Future annual amortization expense related to the Company’s finite lived intangible assets is as follows as of September 30, 2024:

Years ending December 31,
2024	$213,239
2025	852,955
2026	852,955
2027	852,955
2028	852,955
Thereafter	8,508,911
Total	$12,133,970

As of September 30, 2024, the weighted-average remaining amortization period for intangible assets was approximately 14.22 years.

Trade names, which do not have legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives are considered indefinite lived assets and are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company tested its trade name for impairment during the three months ended September 30, 2024, as a result of certain triggering events discussed below. The Company determined that there was no impairment of its trade name as of September 30, 2024. As of September 30, 2024 and December 31, 2023, $9.3 million of intangible assets relate to a trade name that has been identified as having an indefinite life.

Goodwill

Goodwill was recorded during the year ended December 31, 2023, in connection with the Proteomedix acquisition (see Note 5).

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 4 — Balance Sheet Details (cont.)

During the three months ended March 31, 2024, the Company’s stock price and market capitalization declined, and the Company determined that this was an indicator of a potential impairment of its goodwill, and accordingly, as of March 31, 2024, the Company performed a quantitative analysis to identify and measure the amount of impairment loss to be recognized, if any. To perform its quantitative test, the Company compared the fair value of the Proteomedix reporting unit to its carrying value and determined that the fair value of the reporting unit was less than its carrying value. The Company determined the amount of impairment charges to its goodwill for the three months ended March 31, 2024 to be approximately $5.2 million.

Historically, the Company was organized in two reporting units, Proteomedix and ENTADFI. The goodwill arising from the Proteomedix acquisition was assigned solely to the Proteomedix reporting unit. The Company reevaluated its reporting units during the three months ended June 30, 2024, and determined that as of April 30, 2024, ENTADFI no longer qualified as a separate reporting unit. As a result, since that date, the Company’s goodwill is assigned to a single reporting unit. Accordingly, the Company performed a quantitative analysis immediately prior to the change in reporting units, and immediately after the change in reporting units, to identify and measure the amount of impairment loss to be recognized, if any. To perform its quantitative tests, the Company compared the fair value of the reporting unit to its carrying value and determined that the fair value of the reporting unit was less than its carrying value. The Company determined the amount of impairment charges to its goodwill for the three months ended June 30, 2024 to be approximately $10.3 million.

During the three months ended September 30, 2024, the Company’s re-evaluation of market conditions and anticipated timing of projected sales prompted the Company to determine that there was an indicator of a potential impairment of its related intangible assets and goodwill, and accordingly, as of September 30, 2024, the Company performed a quantitative analysis to identify and measure the amount of impairment loss to be recognized, if any. It was determined no further impairment on goodwill was required for the three months ended September 30, 2024.

The Company has recorded a cumulative $15.5 million in impairment charges related to its goodwill for the nine months ended September 30, 2024.

The fair value estimate of the reporting units for the quarter ended March 31, 2024 and June 30, 2024 was derived from a combination of an income approach and a market approach, and a reconciliation to the Company’s market capitalization. The fair value estimate of the reporting units for the quarter ended September 30, 2024 was derived solely from the income approach. The method was changed for the quarter ended September 30, 2024 to reflect the disparity between the Company and the guideline transactions that were previously selected in prior quarters. Under the income approach, the Company estimated the fair value of the reporting unit based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management’s estimates of future revenue and operating costs, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and changes in the reporting unit’s projected cash flows. Under the market approach, the Company estimated the fair value of the reporting unit based on revenue market multiples derived from comparable companies with similar characteristics as the reporting unit, as well as an estimated control premium.

Goodwill consisted of the following as of September 30, 2024 and December 31, 2023:

Balance as of December 31, 2023	$55,676,142
Impairment loss	(15,453,000)
Foreign currency translation	(1,361,904)
Balance as of September 30, 2024	$38,861,238

Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accrued compensation	$255,679	$487,579
Accrued research and development	362,839	616,707
Accrued professional fees	228,282	550,415
Other accrued expenses	220,331	265,849
Accrued implementation fees	—	93,787
Accrued franchise taxes	40,000	60,530
Accrued interest	230,532	—
Accrued deferred offering costs	—	125,000
Total	$1,337,663	$2,199,867

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

On April 24, 2024, the Company entered into a Forbearance Agreement with Veru in connection with the Company’s default on the $5.0 million non-interest-bearing note payable that was due on April 19, 2024 (see Note 7).

On September 19, 2024, the Company entered into an Amended and Restated Forbearance Agreement with Veru, which further modified the terms of both the April and September Veru notes outstanding (see Note 7).

Also, in connection with, and at the time of the Transaction, and pursuant to the Veru APA, the Company entered into non-competition and non-solicitation agreements (the “Non-Competition Agreements”) with two of Veru’s key stockholders and employees (the “Restricted Parties”). The Non-Competition Agreements generally prohibit the Restricted Parties from either directly or indirectly engaging in the Restricted Business (as such term is defined in the Veru APA) for a period of five years from the closing of the Transaction.

The acquisition of ENTADFI was accounted for as an asset acquisition in accordance with ASC 805-50 because substantially all of the fair value of the assets acquired is concentrated in a single asset, the ENTADFI product rights. The ENTADFI products rights consist of trademarks, regulatory approvals, and other records, and are considered a single asset as they are inextricably linked.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 5 — Acquisitions (cont.)

The following table summarizes the aggregate consideration transferred for the assets acquired by the Company in connection with the Veru APA:

Consideration Transferred
Consideration transferred at closing	$6,000,000
Fair value of notes payable issued	12,947,000
Transaction costs	79,771
Total consideration transferred	$19,026,771

The fair value of the non-interest-bearing notes payable was estimated using a net present value model using discount rates averaging 8.2%. The resulting fair value is being accreted to the face value of the notes, through the respective maturity dates. Management evaluated the Milestone Payments and determined that at the close of the Transaction, they are not considered probable, and as such, the Company did not recognize any amount related to the Milestone Payments in the consideration transferred.

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

The Company recorded an impairment charge on the ENTADFI asset group of approximately $3.5 million during the nine months ended September 30, 2024 (see Note 4), and an impairment charge on the ENTADFI inventory of approximately $0.4 million during the nine months ended September 30, 2024. In addition, during the fourth quarter of 2023, the Company recorded an impairment charge of approximately $14.7 million on the ENTADFI asset group, as well as an impairment charge on the ENTADFI acquired inventory of approximately $1.2 million, which included impairment of 100% of the acquired work-in-process inventory.

ONCONETIX, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

Under the terms of the WraSer APA, the Company was to purchase the WraSer Assets for (i) $3.5 million in cash at signing of the WraSer APA; (ii) $4.5 million in cash on the later of (x) 90 days after the signing of the WraSer APA or (y) the date that all closing conditions under the WraSer APA are met or otherwise waived (the “WraSer Closing Date”); (iii) 25,000 shares of the Company’s common stock (the “Closing Shares”) issuable on the WraSer Closing Date, and (iv) $500,000 in cash one year from the WraSer Closing Date.

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

The WraSer APA could be terminated prior to the closing upon agreement with all parties or upon breach of contract of either party, uncured within 20 days of notice. If the WraSer APA was terminated upon agreement with all parties or upon uncured breach of contract by the Company, the initial $3.5 million payment would be retained by the WraSer Seller. If it were determined that there is an uncured breach of contract by the WraSer Seller, and the WraSer APA was terminated, the Company would have an unsecured claim against WraSer for the $3.5 million payment made by the Company upon execution of the WraSer APA. The closing of the transaction was subject to certain customary closing conditions, including submission of the FDA transfer documentation to transfer ownership of the acquired product regulatory approvals to the Company.

Management evaluated the terms of the WraSer APA and the WraSer MSA, and determined that, at the Execution Date, control under the provisions of ASC 805, Business Combinations (“ASC 805”), did not transfer to the Company; if the transaction closes, control will transfer then, and the acquisition date will be the closing date. Management further evaluated the requirements pursuant to ASC 810, Consolidations, and determined based on the terms of the MSA, and the Company’s involvement in the WraSer Seller’s business, that the WraSer Seller is a variable interest entity (“VIE”) to the Company. Management determined that the Company is not the primary beneficiary of the VIE as the WraSer APA and MSA do not provide the Company with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. While the Company was involved in the day-to-day business activities of the VIE until WraSer filed for relief under Chapter 11 of the U.S. Bankruptcy Court (see below), the WraSer Seller had to approve substantially all business activities and transactions that significantly impact the economic performance of WraSer during the term of the MSA. Additionally, the Company is not required to absorb the losses of WraSer if the WraSer APA does not close. As such, the Company was not required to consolidate WraSer in the Company’s financial statements as of September 30, 2024 and December 31, 2023.

The Company recorded the initial $3.5 million payment as a deposit. The Company does not have any liabilities recorded as of September 30, 2024 and December 31, 2023 associated with its variable interest in the WraSer Seller, and its exposure to the WraSer Seller’s losses is limited to no more than the shortfall, if any, of the Cash Target amount of approximately $1.1 million compared to the WraSer Seller’s cash balance on the WraSer Closing Date.

ONCONETIX, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

Proteomedix

On December 15, 2023 (the “Acquisition Date”), Onconetix entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Proteomedix and each of the holders of outstanding capital stock or Proteomedix convertible securities (other than Proteomedix stock options) (collectively the “Sellers”), pursuant to which the Company acquired 100% of the outstanding common shares and voting interest of Proteomedix, through the issuance of 91,874 shares of common stock and 2,696,729 shares of Series B Convertible Preferred Stock (the “PMX Transaction”).

Upon approval by the requisite vote of stockholders of Onconetix at the Special Meeting of the Stockholders (“Stockholder Approval”), each share of Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) was automatically convertible into 100 shares of common stock in accordance with the terms of the Series B Certificate of Designation (the “Conversion”). If Stockholder Approval was not obtained by January 1, 2025, Onconetix was, at the option of the holders, obligated to cash settle the Series B Preferred Stock at the option of the holders. The Series B Preferred Stock outstanding as a result of the PMX Transaction was convertible into 6,741,820 shares of common stock. Stockholder Approval was obtained on September 5, 2024 and the Conversion occurred subsequently on September 24, 2024 (see Note 9).

ONCONETIX, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 5 — Acquisitions (cont.)

The consummation (the “Closing”) of the PMX Transaction was subject to customary closing conditions and the agreement to enter into a subscription agreement (see Note 8) with Altos Ventures, a shareholder of Proteomedix, prior to the closing of the PMX Transaction (the “PMX Investor”).

In addition, each option to purchase shares of Proteomedix (each, a “Proteomedix Stock Option”) outstanding immediately before the Closing, whether vested or unvested, remains outstanding until the Conversion unless otherwise terminated in accordance with its terms. At the Conversion, each outstanding Proteomedix Stock Option, whether vested or unvested, shall be assumed by Onconetix and converted into the right to receive (a) an option to acquire shares of common stock (each, an “Assumed Option”) or (b) such other derivative security as Onconetix and Proteomedix may agree, subject in either case to substantially the same terms and conditions as were applicable to such Proteomedix Stock Option immediately before the Closing. Each Assumed Option shall: (i) represent the right to acquire a number of shares of common stock equal to the product of (A) the number of Proteomedix common shares that were subject to the corresponding Proteomedix Option immediately prior to the Closing, multiplied by (B) the Exchange Ratio (as defined in the Share Exchange Agreement”); and (ii) have an exercise price (as rounded down to the nearest whole cent) equal to the quotient of (A) the exercise price of the corresponding Proteomedix Option, divided by (B) the Exchange Ratio. The Company completed the Conversion on September 24, 2024, and the Company is in process of exchanging the Proteomedix Stock Options into Onconetix restricted stock units as of the date of this filing. As of September 30, 2024, the PMX option holders continue to own Proteomedix Stock Options.

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

September 30, 2024

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

September 30, 2024

(Unaudited)

Note 5 — Acquisitions (cont.)

The goodwill recognized as a result of the PMX Transaction is attributable primarily to expected synergies and the assembled workforce of Proteomedix. None of the goodwill is expected to be deductible for income tax purposes.

The fair values of the acquired tangible and intangible assets were determined using variations of the cost, income approach using the excess earnings, lost profits, and relief from royalty methods. The income approach valuation methodology used for the intangible assets acquired in the PMX Transaction makes use of Level 3 inputs.

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

The following summary, prepared on a pro forma basis, presents the Company’s unaudited consolidated results of operations for the three and nine months ended September 30, 2023, as if the PMX Transaction had been completed as of January 1, 2023. The pro forma results below include the impact of amortization of intangible assets. This pro forma information is presented for illustrative purposes only, is not necessarily indicative of future results of operations and does not include any impact of transaction synergies. In addition, the pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the PMX Transaction been consummated as of that date:

	Unaudited For The Three Months Ended September 30, 2023	Unaudited For The Nine Months Ended September 30, 2023
Revenue	$548,731	$2,092,761
Net loss	5,494,678	15,387,517

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 6 — Significant Agreements

Services Agreement

On July 21, 2023, the Company, entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with a vendor, pursuant to which the vendor was to provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with the same vendor for certain subscription services providing prescription market data access to the Company. The fees under the second statement of work totaled approximately $800,000, and the term was through July 14, 2025. On October 12, 2023, the Company terminated the Master Services Agreement and the statements of work. The Company recorded net credits of $0.4 million related to this contract during the nine months ended September 30, 2024, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. The Company had approximately $1.1 million and $1.8 million recorded in related accounts payable as of September 30, 2024 and December 31, 2023, respectively, which includes amounts due for early termination of the contract.

Laboratory Corporation of America

On March 23, 2023, Proteomedix entered into a license agreement with LabCorp, pursuant to which LabCorp has the exclusive right to develop and commercialize Proclarix, and other products developed by LabCorp using Proteomedix’s intellectual property covered by the license, in the United States (“Licensed Products”). In consideration for granting LabCorp an exclusive license, Proteomedix received an initial license fee in the mid-six figures upon signing of the contract. Additionally, Proteomedix is entitled to royalty payments of between 5% and 10% on the net sales recognized by LabCorp of any Licensed Products plus milestone payments as follows:

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

The total available milestone payments available under the terms of this contract is $2.5 million. An additional $0.5 million was paid to Proteomedix as an initial license fee in 2023.

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

The license agreement and related royalty payment provisions expire during 2038, which approximates the expiration of the last patent covered by the license agreement. LabCorp has the right to terminate the license agreement for any reason by providing 90 days written notice to Proteomedix. Either party may terminate the license agreement due to a material breach of the terms of the license agreement with 30 days’ notice, provided such breach is not cured within the foregoing 30-day period. Finally, Proteomedix may terminate the license agreement with 60 days’ notice in the event LabCorp fails to make any undisputed payment due, provided that LabCorp does not remit the payment within the foregoing 60-day period.

As of September 30, 2024, the sale of Licensed Products by LabCorp under the license agreement has not commenced. The Company has sold product to LabCorp for their use in internal trials of the test.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Notes 7 — Notes Payable

Veru Notes Payable

In connection with the Veru APA (see Note 5), the Company executed three non-interest-bearing notes payable (the “Notes”) in the principal amounts of $4.0 million, $5.0 million, and $5.0 million with initial maturity dates of September 30, 2023, April 19, 2024, and September 30, 2024, respectively. In accordance with the Notes, no principal payments are due until maturity; however, the Company may voluntarily prepay the Notes with no penalty. Additionally, in an Event of Default, as defined in the Notes, the unpaid principal amount of the Notes will accrue interest at a rate of 10.0% per annum.

The Company imputed interest on the Notes using an average discount rate of 8.2% and recorded a debt discount of approximately $1.1 million at the issuance date. The debt discount is reflected as a reduction in the carrying amount of the Notes and amortized to interest expense through the respective maturity dates, using the effective interest method.

On September 29, 2023, the Company and the note holder entered into an amendment to the Veru APA, which provided that the $4.0 million note payable originally due on September 30, 2023 was deemed paid and fully satisfied upon (1) the payment to the Seller of $1.0 million in cash on September 29, 2023, and (2) the issuance to the Seller by October 3, 2023 of 3,000 shares of Series A Preferred Stock of the Company. In connection with the Veru APA Amendment, the Company recorded an extinguishment loss on the note payable of approximately $490,000 during the year ended December 31, 2023, which represented the difference between the fair value of the Series A Preferred Stock that was issued to settle the debt and the carrying value of the note payable as of September 29, 2023. Pursuant to the Veru APA Amendment, the Series A Preferred Stock would convert to common stock of the Company one year from the date of issuance if the required stockholder approval was obtained. The Series A Preferred Stock, which was issued to the Seller on October 3, 2023 was initially convertible, in the aggregate, into 142,749 shares of the Company’s common stock, subject to adjustment and certain stockholder approval limitations specified in the Certificate of Designations. Stockholder approval was obtained during September 2024 and therefore subsequent conversion of the Series A Preferred Stock to common stock was consummated by the Company during the quarter ended September 30, 2024 (see Note 9). The Company also agreed to include the shares of common stock issuable upon conversion of the Series A Preferred Stock in the next resale registration statement filed with the SEC. To that end, the Company registered 130,321 shares of common stock, out of the 142,749 shares issued to Veru, in a registration statement filed with the SEC on November 1, 2024.

On April 24, 2024, the Company entered into a forbearance agreement with Veru (the “Original Forbearance Agreement”) due to the Company’s failure to repay the principal balance on the $5.0 million note payable that had a maturity date of April 19, 2024 (the “April Veru Note”). Pursuant to the Original Forbearance Agreement, Veru will forbear from exercising its rights and remedies under the April Veru Note as a result of this default, until March 31, 2025 (the “April 2024 Forbearance Period”).

Interest will accrue on any unpaid principal balance of the April Veru Note at a rate of 10% per annum, commencing on April 20, 2024 through the date that the outstanding principal balance under the April Veru Note is paid in full. Any such accrued interest will become immediately due and payable upon the earlier of (i) certain events of default under the April Veru Note or the $5.0 million note payable that matures on September 30, 2024 (the “September Veru Note”), (ii) a payment default under the September Veru Note and (iii) the final payment of any principal amount payable under the September Veru Note. No interest was to accrue under the September Veru Note during the April 2024 Forbearance Period unless an Event of Default (as defined in the Original Forbearance Agreement) occurs, in which case interest will accrue from and after the date on which such default occurs.

In consideration for Veru’s entrance into the Original Forbearance Agreement, the Company agreed to pay Veru:

●	$50,000 of the principal due under the April Veru Note, which was paid on April 25, 2024, and up to $10,000 of out-of-pocket expenses incurred by Veru in connection with the Original Forbearance Agreement;

●	15% of (i) the monthly cash receipts of Proteomedix for the licensing or sale of any products or services, (ii) monthly cash receipts of the Company or any of its subsidiaries for the sales of Proclarix anywhere in the world, and (iii) monthly cash receipts of the Company or any of its subsidiaries for milestone payments or royalties from LabCorp; and

●	10% of the net proceeds from any financing or certain asset sale, transfer or licensing transactions that are consummated prior to March 31, 2025.

The Company also agreed to a general release of claims against Veru and its representatives arising out of or relating to any act or omission thereof prior to April 24, 2024.

The Company determined that the Original Forbearance Agreement should be accounted for as a modification of the April Veru Note and the September Veru Note in accordance with ASC 470-50, Debt - Modifications and Extinguishments (“ASC 470”), as the change in cash flows expected under the April Veru Note and the September Veru Note was not substantial. A new effective interest rate was established based on the carrying value of the original Notes and the revised cash flows and no gain or loss was recorded.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Notes 7 — Notes Payable (cont.)

On September 19, 2024, the Company entered into an Amended and Restated Forbearance Agreement with Veru (the “Amended and Restated Forbearance Agreement” or “A&R Forbearance Agreement”), which amends and restates the Original Forbearance Agreement in its entirety. Pursuant to the A&R Forbearance Agreement, Veru will forbear from exercising its rights under both the April Veru Note and the September Veru Note, subject to the terms and conditions set forth below.

Pursuant to the A&R Forbearance Agreement, the April 2024 Forbearance Period continues to end on the earlier of (a) March 31, 2025 and (b) the occurrence of an Event of Default (as defined in the Amended and Restated Forbearance Agreement). The A&R Forbearance Agreement also extends the due date for the September Veru Note until the earlier to occur of (i) June 30, 2025 or (ii) the occurrence of any Event of Default. The Amended and Restated Forbearance Agreement also effected certain modifications to the payment terms in the Original Forbearance Agreement and amended certain terms of the September Veru Note as summarized below.

Pursuant to the A&R Forbearance Agreement, the Company agreed to make the following required payments (the “Required Payments”) during the April 2024 Forbearance Period, first to accrued and unpaid interest under the April Veru Note and then any remainder to the outstanding principal amount of the April Veru Note:

●	Interest at the rate of 10% per annum shall accrue on any unpaid principal balance of the April Veru Note commencing on April 20, 2024 through the date that the outstanding principal balance under the April Veru Note is paid in full;

●	Monthly payments equal to 25% (increased from 15% in the Original Forbearance Agreement) of (i) the monthly cash receipts of Proteomedix for the licensing or sale of any products or services, (ii) monthly cash receipts of the Company or any of its subsidiaries for the sales of Proclarix anywhere in the world, and (iii) monthly cash receipts of the Company or any of its subsidiaries for milestone payments or royalties from LabCorp cash receipts of the Company of its subsidiaries from certain sale or licensing revenues or payments (the “Ordinary Cash Revenue”), which increased amount began October 20, 2024 for cash receipts in September 2024;

●	Payment of 20% (increased from 10% in the Original Forbearance Agreement) of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by the Company or any of its subsidiaries during the April 2024 Forbearance Period, which increased amount will begin for any net proceeds received after September 19, 2024; and

●	The remaining balance of the April Veru Note will be due at the end of the April 2024 Forbearance Period.

The Company and Veru also agreed to the following amendments to the September Veru Note in the A&R Forbearance Agreement:

●	As noted above, an extension of the maturity date to June 30, 2025;

●	The accrual of interest at the rate of 10% per annum on any unpaid principal balance of the September Veru Note commencing on October 1, 2024 through the date that the outstanding principal balance under the September Veru Note is paid in full;

●	Any amounts owed on the September Veru Note, including but not limited to unpaid principal and accrued interest, will be paid in cash or, upon the mutual written consent of Veru and the Company, in shares of the Company’s Common Stock or a combination of cash and the Company’s Common Stock;

●	Following full repayment of all principal and interest under the April Veru Note, the Company will make the Required Payments first towards accrued and unpaid interest under the September Veru Note and then towards the remaining principal balance payable under the September Veru Note;

●	If the aggregate unpaid principal outstanding under the April Veru Note and the September Veru Note and all accrued and unpaid interest thereon is repaid in cash on or before December 31, 2024, then the total principal balance under the September Veru Note that will be payable by the Company in satisfaction of its obligations under the September Veru Note will be reduced from $5.0 million to $3.5 million.

The Company determined the A&R Forbearance Agreement should be accounted for as a modification of both the April and September Veru Notes in accordance with ASC 470-50, Debt - Modifications and Extinguishments (“ASC 470”), as the change in cash flows expected under the April Veru Note and the September Veru Note was not substantial. A new effective interest rate was established based on the carrying value of the original Notes and the revised cash flows and no gain or loss was recorded.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Notes 7 — Notes Payable (cont.)

During the three and nine months ended September 30, 2024, the Company recorded approximately $0.2 million and $0.6 million of associated interest expense, respectively, which includes accrued interest and amortization of the debt discount. The unamortized debt discount as of September 30, 2024 was approximately $10,000. As of September 30, 2024, the Company has recorded accrued interest of approximately $0.2 million on the Notes, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

Future minimum principal payments on the Notes as of September 30, 2024 includes $4.7 million in principal payments that are due in March 2025 and $5.0 million principal payments that are due in June 2025.

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

The Company considered the guidance of ASC 470-60, Troubled Debt Restructuring by Debtors, and concluded that the Extension Agreement should be accounted for as a troubled debt restructuring as the Company is experiencing financial difficulty and since the effective borrowing rate under the Extension Agreement is less than the effective borrowing rate under the original agreement, which indicates that a concession is deemed to have been granted. This did not result in a gain on restructuring as the future undiscounted cash outflows required under the Extension Agreement exceed the carrying value of the Debenture immediately prior to the extension. A new effective rate was established based on the carrying value of the original Debenture and the revised cash flows.

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

On September 24, 2024, the Company converted all unpaid principal and accrued interest due under the Debenture into 500,000 units, attributable to principal, and 13,424 units, attributable to accrued interest, upon the closing of the Subscription Agreement. Each unit consisted of 1 share of common stock and 0.30 pre-funded warrants at an exercise price of $0.04 per share. As a result of the transaction, 513,424 shares of common stock were issued, and 3,851 pre-funded warrants were issued. As of September 30, 2024, there is no outstanding balance or accrued interest remaining on the Debenture. The remaining unamortized debt discount was immediately expensed upon settlement.

The Company recorded approximately $0.2 million and $0.5 million of interest expense on the Debenture during the three and nine months ended September 30, 2024, respectively, which includes accrued interest and amortization of the debt discount.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Notes 7 — Notes Payable (cont.)

Insurance Financing

During the nine months ended September 30, 2024, the Company obtained financing for certain Director & Officer liability insurance policy premiums. The agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes and fees financed are approximately $0.7 million, with an annual interest rate of 7.79%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreement. At September 30, 2024, the Company recognized approximately $0.2 million as an insurance financing note payable, which is included in the current portion of notes payable in the accompanying condensed consolidated balance sheets. The Company will pay the insurance financing through monthly installment payments of approximately $78,000, with the last payment for the note due on November 17, 2024.

PMX Note Payable

The Company also assumed an obligation in the amount of 100,000 CHF, in connection with the Proteomedix acquisition. This obligation relates to a loan from an investor that was advanced to Proteomedix in March 2010. This loan bears no interest, is unsecured and may be cancelled by the Company at its discretion, however it is the intent of the Company to repay this loan in the future. The loan payable, in the amount of approximately $118,000, is included in the long term note payable in the accompanying condensed consolidated balance sheets as of September 30, 2024.

Note 8 — Subscription Agreement

On December 18, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the PMX Investor, who became a stockholder of Onconetix at the closing of the PMX Transaction (see Notes 5 and 11), for the sale of 500,000 units, each comprised of 1 share of common stock and 0.30 pre-funded warrants (the “Units”) at $10 per Unit. The Subscription Agreement includes a make-whole provision which requires the issuance of additional shares of common stock in the event that the 270-day volume weighted average price after the closing of the Subscription Agreement, is below $10, and the PMX Investor still holds the common shares acquired upon closing of the Subscription Agreement 270 days after such closing. The Subscription Agreement would only close upon obtaining Stockholder Approval for certain transactions involving the Company’s Series B Preferred Stock, as further described in Note 5. The Subscription Agreement was amended on January 23, 2024 to include a provision for interest on the $5 million debenture, accruing at a rate of 4%, to be included in the calculation of the units to be issued upon the Conversion. Stockholder approval was obtained on September 5, 2024, and as a result, the Conversion and the issuance of 500,000 units, attributable to the Subscription Agreement, and 13,424 units, attributable to additional accrued interest under the debenture to the PMX Investor took place on September 24, 2024. Due to the issuance, the make-whole took effect and remains in place until June 24, 2025.

The Subscription Agreement is accounted for as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”), as the make-whole provision could result in a variable number of shares being issued upon settlement. The related party subscription agreement liability is measured at fair value at the commitment date and at each subsequent reporting period, with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024 and December 31, 2023, the fair value of the related party subscription agreement liability is estimated to be approximately $1,814,000 and $864,000, respectively, and the change in fair value of the related party subscription agreement liability for the three and nine months ended September 30, 2024 was an increase of approximately $928,000 and $950,000, respectively. The fair value was determined using a Monte-Carlo option pricing model, and as of September 30, 2024 and December 31, 2023, the Company utilized 100% and 55% probability, respectively, that the Subscription Agreement will close. The significant assumptions used in the Monte-Carlo model, which utilizes Level 3 inputs (see Note 3), are as follows as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Exercise price	$10	$10
Term (years)	0.73	1.2
Expected stock price volatility	100%	95%
Risk-free rate of interest	4.15%	4.64%

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity

Authorized Capital

As of September 30, 2024 and December 31, 2023, the Company is authorized to issue 250,000,000 shares and 10,000,000 shares of common stock and preferred stock, respectively, with a par value of $0.00001 for both common stock and preferred stock. As of September 30, 2024 and December 31, 2023, the Company had designated and authorized the issuance of up to 1,150,000 shares, 10,000 shares, and 2,700,000 shares of Series Seed Preferred Stock, Series A Preferred Stock, and Series B Preferred Stock, respectively (see Note 15).

Preferred Stock

Series Seed Convertible Preferred Stock

The Company has 1,150,000 shares of preferred stock designated as Series Seed Preferred Stock (“Series Seed”) and there are no shares of Series Seed outstanding as of September 30, 2024 and December 31, 2023.

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

On September 24, 2024, Veru converted all 3,000 shares of Series A Convertible Preferred Stock into 142,749 shares of the Company’s common stock per the stated conversion ratio. There were 0 and 3,000 shares of Series A Convertible Stock outstanding as of September 30, 2024 and December 31, 2023, respectively.

Series B Convertible Preferred Stock

On December 15, 2023, the Company filed a Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of the Company (the “Series B Certificate of Designations”) with the State of Delaware to designate and authorize the issuance of up to 2,700,000 shares of Series B Preferred Stock.

On December 15, 2023, in connection with the PMX Transaction, as part of the purchase consideration, the Company issued 2,696,729 shares of Series B Convertible Preferred Stock (see Note 5). The Series B Preferred Stock was initially convertible into approximately 6,741,820 shares of the Company’s common stock, upon Stockholder Approval as defined in the Series B Certificate of Designation.

The Company evaluated the terms of the Series B Preferred Stock, and in accordance with the guidance of ASC 480, the Series B Preferred Stock was classified as temporary equity in the accompanying consolidated balance sheets, as the shares may be redeemable by the holders for cash, upon certain conditions that are not within the control of the Company. Additionally, the Company does not control the actions or events necessary to deliver the number of required shares upon exercise by the holders of the conversion feature. The Series B Preferred Stock was recorded at its fair value as of the issuance date (see Note 5). The Series B Preferred Stock was not previously redeemable or probable of becoming redeemable because it was subject to, among other things, Stockholder Approval as described above, and therefore the carrying amount was not accreted to its redemption value in prior periods.

On September 5, 2024, Stockholder Approval was obtained, and on September 24, 2024, the Company effected the conversion of all 2,696,729 shares of Series B Preferred Stock into 6,741,820 shares of the Company’s common stock.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

Common Stock

As of September 30, 2024 and December 31, 2023 there were 8,326,281 and 571,033 shares of common stock issued, respectively, and 8,313,347 and 558,099 shares of common stock outstanding, respectively.

Warrant Inducements:

July 2024 Inducement

On July 11, 2024, the Company entered into common stock preferred investment options exercise inducement offer letters (the “Inducement Letters”) with certain holders of existing preferred investment options to purchase shares of the Company’s common stock at the original exercise prices of $101.84 and $43.60 per share, issued on August 11, 2022 and August 2, 2023, respectively (collectively, the “Existing PIOs”), pursuant to which the holders agreed to exercise for cash their Existing PIOs to purchase an aggregate of 186,466 shares of the Company’s common stock, at a reduced exercise price of $6.00 per share, in consideration for the Company’s agreement to issue new preferred investment options (the “Inducement PIOs”) to purchase up to an aggregate of 559,397 shares of the Company’s common stock. Of the 559,397 PIOs issued, 186,465 have a contractual term of 5 years, while the remaining 372,932 have a contractual term of 2 years. Aside from the contractual terms, the Inducement PIOs have substantially the same terms as the Existing PIOs.

On July 11, 2024, the Company consummated the transaction contemplated by the Inducement Letters upon unanimous written consent of the Board of Directors (the “Warrant Inducement”). The Company received aggregate net proceeds of approximately $0.9 million from the Warrant Inducement, after deducting placement agent fees and other offering expenses payable by the Company.

The Company agreed to file a registration statement covering the resale of the Inducement PIO Shares issued or issuable upon the exercise of the Inducement PIOs (the “Resale Registration Statement”) within 30 days after the date of the Inducement Letter and to use commercially reasonable efforts to cause such Resale Registration Statement to be declared effective by the SEC within 60 days following the date of the Inducement Letter (or within 90 days following the date of the Inducement Letter in the case of full review of the Resale Registration Statement by the SEC).

The Company engaged H.C. Wainwright & Co., LLC (“Wainwright”) to act as its exclusive placement agent in connection with the transactions summarized herein and paid Wainwright a cash fee equal to 7.5% of the gross proceeds received form the exercise of the Existing PIOs as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing PIOs. The Company also agreed to reimburse Wainwright for its expenses in connection with the exercise of the Existing PIOs and the issuance of the Inducement PIOS, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses and paid Wainwright for non-accountable expenses in the amount of $35,000. The Company also issued to Wainwright or its designees warrants (the “Placement Agent Warrants”), and as such shares of common stock issuable thereunder, (the “Placement Agent Warrant Shares”) to purchase (i) 13,054 shares of common stock which have the same terms as the Inducement PIOs except for an exercise price equal to $7.50 per share and a term of five (5) years following the date of stockholder approval and (ii) upon any exercise for cash of the Inducement PIOs, 7.5% of the aggregate exercise price and that number of shares of common stock equal to 7.0% of the aggregate number of such shares of common stock underlying the Inducement PIOs that have not been exercised, which will have substantially the same terms as the Placement Agent Warrants.

The Company evaluated the terms of the Inducement PIOs and the Wainwright Inducement Warrants (collectively, the “August 2023 Inducement Warrants”), and determined that they should be classified as equity instruments based upon accounting guidance provided in ASC 480 and ASC 815-40.

The Warrant Inducement, which resulted in the lowering of the exercise price of the Existing PIOs and the issuance of the Inducement PIOs, is considered a modification of the Existing PIOs under the guidance of Accounting Standards Update (“ASU”) No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Equity Classified Written Call Options. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holders of the Existing PIOs to cash exercise their warrants, resulting in the imminent exercise of the Existing PIOs, which raised equity capital and generated net proceeds for the Company of approximately $0.9 million. As the Existing PIOs and the Inducement PIOs were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $1.9 million as an equity issuance cost.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

In addition, the change in fair value of the contingent warrant liability associated with 3,729 of the August 2022 Contingent Warrants and 7,459 of the August 2023 Contingent Warrants was decreased to $0 upon the agreement with Wainwright that all prior contingent warrants were no longer issuable or due upon the Warrant Inducement Transaction. The fair value of the contingent warrant liability of approximately $2,700 was derecognized as of the settlement date, with the corresponding amount, representing the fair value of the Wainwright Inducement Warrants, was recognized as additional paid-in capital.

The Company evaluated the terms of the 39,158 Inducement Contingent Warrants (equivalent to 7.0% of the aggregate number of such shares of common stock underlying the Inducement PIOs that have not been exercised), which are issuable upon a future inducement, and determined that they should be classified as a liability based upon accounting guidance provided in ASC 815-40. Since the Inducement Contingent Warrants are a form of compensation to Wainwright, the Company recorded the value of the liability of approximately $158,000 as a reduction of additional paid in capital, with subsequent changes in the value of the liability recorded in other income (expense) in the accompanying condensed statements of operations.

August 2023 Inducement

On July 31, 2023, the Company entered into a common stock preferred investment option exercise inducement letter (the “Inducement Letter”) with a certain holder of existing preferred investment options to purchase shares of the Company’s common stock at the original exercise price of $101.84 per share, issued on August 11, 2022 (the “Existing PIOs”). Pursuant to the Inducement Letter, the Holder agreed to exercise for cash its Existing PIOs to purchase an aggregate of 62,155 shares of the Company’s common stock (the “Inducement PIO Shares”), at a reduced exercise price of $43.6 per share, in exchange for the Company’s agreement to issue new PIOs (the “Inducement PIOs”) to purchase up to 124,311 shares of the Company’s common stock. The Inducement PIOs have substantially the same terms as the Existing PIOs.

On August 2, 2023, the Company consummated the transactions contemplated by the Inducement Letter (the “Warrant Inducement”). The Company received aggregate net proceeds of approximately $2.3 million from the Warrant Inducement, after deducing placement agent fees and other offering expenses payable by the Company.

Upon close of the transaction, the Company issued the Holder 39,375 of the 62,155 shares of common stock that were issuable upon exercise of the Existing PIOs. Due to the beneficial ownership limitation provisions in the Inducement Letter, the remaining 22,780 shares were initially unissued, and held in abeyance for the benefit of the Holder until notice from the Holder that the shares may be issued in compliance with such limitation is received. These shares were issued to the Holder in October 2023.

The Company agreed to file a registration statement covering the resale of the Inducement PIO Shares issued or issuable upon the exercise of the Inducement PIOs, as soon as practicable, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the SEC within 90 days following the date of the Inducement Letter, and to keep the Resale Registration Statement effective at all times until there are no Inducement PIO Shares. The provision to register the underlying shares in the Warrant Inducement does not require payment related to the registration rights provided. As such, while the shares were not registered within 90 days of the date of the Inducement Letter, there is no accounting impact for this provision.

The Company engaged Wainwright to act as its placement agent in connection with the Warrant Inducement and paid Wainwright a cash fee equal to 7.5% of the gross proceeds received from the exercise of the Existing PIOs as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing PIOs. The Company also agreed to reimburse Wainwright for its expenses in connection with the exercise of the Existing PIOs and the issuance of the Inducement PIOs, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses and agreed to pay Wainwright for non-accountable expenses in the amount of $35,000. In addition, the exercise for cash of the Existing PIOs triggered the issuance to Wainwright or its designees, warrants to purchase 3,729 shares of common stock (“Wainwright Inducement Warrants”), which were issuable in accordance with the terms of the August Contingent Warrants, and have the same terms as the Inducement PIOs except for an exercise price equal to $54.50 per share. The Company also agreed to issue warrants to Wainwright upon any exercise for cash of the Inducement PIOs, that number of shares of common stock equal to 6.0% of the aggregate number of such shares of common stock underlying the Inducement PIOs that have been exercised, also with an exercise price of $1.3625 (the “Inducement Contingent Warrants”). The maximum number of Inducement Contingent Warrants issuable under this provision is 7,459.

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

In addition, the change in fair value of the contingent warrant liability associated with 3,729 of the August Contingent Warrants that were settled through issuance of the Wainwright Inducement Warrants, of approximately $122,000, was recognized in other income(expense) in the accompanying condensed statements of operations, and the fair value of the contingent warrant liability of approximately $129,000 was derecognized as of the settlement date. The corresponding amount, representing the fair value of the Wainwright Inducement Warrants, was recognized as additional paid in capital.

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

Treasury Stock

On November 10, 2022, the Board approved a stock repurchase program (the “Repurchase Program”) to allow the Company to repurchase up to 125,000 shares of common stock with a maximum price of $1.00 per share, with discretion to management to make purchases subject to market conditions. On November 18, 2022, the Board approved an increase to the maximum price to $2.00 per share. There was no expiration date for this program and prices are not adjusted for the reverse stock split to comply with the program.

There were no repurchases of common stock during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company repurchased 0 and 1,441 shares of common stock, respectively, for an aggregate of approximately $0 and $59,000, respectively, at an average price of $40.80 (adjusted on a post-reverse stock split basis). Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share. As of September 30, 2024, there were approximately 112,000 shares remaining for repurchase under the Repurchase Program.

On November 13, 2024, the Board terminated the Repurchase Program.

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

September 30, 2024

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

As of September 30, 2024, no shares have been sold under the ATM Offering, and the Company has recorded approximately $0.3 million of deferred offering costs in its condensed consolidated balance sheets at both September 30, 2024 and December 31, 2023.

Warrants

The following summarizes the Company’s outstanding warrants, excluding contingent warrants issuable upon exercise of the outstanding warrants issued in the August 2022 and August 2023 offerings, as of September 30, 2024:

	Number of	Exercise	Expiration
Description	Shares	Price	Date
April 2022 Offering Placement Agent Warrants	1,771	$338.75	4/19/2026
August 2022 Offering Placement Agent Warrants	5,524	135.75	8/11/2027
August 2023 Offering Placement Agent Warrants	3,729	54.50	8/2/2027
July 2024 Offering Placement Warrants	186,465	6.00	7/12/2029
July 2024 Offering Placement Warrants	372,932	6.00	7/12/2026
July 2024 Offering Placement Agent Warrants	13,054	7.50	7/12/2029
Total warrants outstanding	583,475	9.10

As of September 30, 2024, the Company had outstanding warrants, which are exercisable into 583,475 shares of common stock. The shares of common stock underlying the warrants outstanding had a fair value of $5.20 per share, based on the closing trading price on September 30, 2024.

Additionally, as of September 30, 2024, the fair value of contingent warrants issuable upon exercise of the July 2024 Inducement PIOs was approximately $125,000, which is included in contingent warrant liability in the accompanying condensed consolidated balance sheets. As of December 31, 2023, the fair value of contingent warrants issuable upon exercise of the August 2022 private placement and August 2023 inducement warrants was approximately $3,000, which is included in the contingent warrant liability in the accompanying condensed consolidated balance sheets. Upon the PIO inducement in July 2024, the August 2022 and August 2023 contingent warrants were settled and replaced for no consideration. The maximum number of warrants issuable upon settlement of the contingent warrants was 39,158 and 11,188 as of September, 2024 and December 31, 2023, respectively.

Onconetix Equity Incentive Plans

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was adopted by its board of directors and by its stockholders on July 1, 2019. On February 23, 2022 the Company’s board of directors adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which is the successor and continuation of the Company’s 2019 Plan. Under the 2022 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other forms of awards to employees, directors, and consultants of the Company. In May 2023, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 78,750, and in September 2024, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 1,450,000. Stock-based awards granted during the nine months ended September 30, 2024 and 2023 were all granted under the 2022 Plan. As of September 30, 2024, there are 1,403,116 shares available for issuance under the 2022 Plan.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

Stock Options

The following summarizes activity related to the Company’s stock options under the 2019 Plan and the 2022 Plan for the nine months ended September 30, 2024:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in years)
Outstanding as of December 31, 2023	47,619	$65.20	8.4
Granted	—	—	—
Forfeited / cancelled	(33,539)	28.35	—
Exercised	(406)	0.50	—
Outstanding as of September 30, 2024	13,674	156.96	8.1
Options vested and exercisable as of September 30, 2024	8,633	$194.63	7.9

There were no stock options granted during the nine months ended September 30, 2024. The fair value of options granted during the nine months ended September 30, 2023 was estimated using the following assumptions:

For the Nine Months Ended September 30,
2023
Exercise price	$42.00 – 51.60
Term (years)	5.00 – 10.00
Expected stock price volatility	113.1% – 119.5%
Risk-free rate of interest	3.5% – 3.6%

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2023 was $43.20. The aggregate fair value of stock options that vested during the three and nine months ended September 30, 2024 was approximately $53,000 and $220,000, respectively. The aggregate fair value of stock options that vested during the three and nine months ended September 30, 2023 was approximately $137,000 and $616,000, respectively.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

Restricted Stock

On May 9, 2023, the Board’s Compensation Committee approved the issuance of restricted stock, granted under the Company’s 2022 Plan, to the Company’s executive officers, employees, and certain of the Company’s consultants. The restricted shares granted totaled 12,188, of which 3,750, 1,875, and 3,750 were granted to the Company’s former CEO, former CFO, and former CBO, respectively. All of the restricted shares granted vest as follows: 50% in January 2024, 25% in August 2024, and 25% in August 2025. In addition, on May 31, 2023, the Board’s Compensation Committee approved the issuance of 636 shares of restricted stock, granted to the Company’s non-executive Board members, with full vesting on May 31, 2024. On February 14, 2024, in connection with the appointment of a non-executive Board member, the Company issued 78 shares of restricted stock, which vested in full on June 14, 2024. Furthermore, on September 26, 2024, the Company issued its Board members a total of 16,590 restricted stock, with full vesting August 31, 2025.

The following summarizes activity related to the Company’s restricted stock awards granted under the 2022 Plan for the nine months ended September 30, 2024:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2023	6,414	$41.20
Granted	16,668	3.38
Vested	(4,852)	39.59
Forfeited	(313)	41.00
Nonvested as of September 30, 2024	17,917	$6.15

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

On April 16, 2024, the board of directors of Proteomedix approved a two-year extension of 12,257 vested stock options that were set to expire in April 2024. The extended expiration date for these options is April 18, 2026. The Company recorded approximately $18,000 of expense associated with this modification during the nine months ended September 30, 2024.

There was no other activity under the PMX Option Plan for the three and nine months ended September 30, 2024. As of September 30, 2024, there were 58,172 stock options outstanding, with a weighted average exercise price of $3.46, and a weighted average remaining contractual life of 5.04 years. As of September 30, 2024, there were 57,997 stock options vested and exercisable at a weighted average exercise price of $3.14 and a weighted average remaining contractual life of 4.97 years.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock, for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative	$45,634	$89,832	$142,082	$362,191
Research and development	—	15,570	(44,573)	201,570
Total	$45,634	$105,402	$97,509	$563,761

During the nine months ended September 30, 2024, in connection with the termination of three Company employees, outstanding stock options and restricted stock awards to these individuals were modified to allow continued vesting during the term of their respective new consulting agreements. The Company recognized a net credit of approximately $58,000 to stock-based compensation expense as a result of these modifications, primarily due to the decrease in the Company’s stock price.

Note 10 — Commitments and Contingencies

Office Leases

Proteomedix leases office and lab space in Zurich Switzerland. On April 1, 2024, the original lease was amended to add additional office and laboratory space. The lease amendment was accounted for as a separate lease, resulting in an additional right-of-use asset and lease liability of approximately $88,000. The lease, as amended, requires payments of approximately $32,000 for the remainder of 2024, and $129,000 for the year ended December 31, 2025.

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

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. As of September 30, 2024, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. However, as discussed in Note 5, on December 21, 2023, the Company filed a notice with the Bankruptcy Court terminating the WraSer APA and the WraSer MSA, after having determined that a Material Adverse Effect had occurred. WraSer has advised the Company that it does not believe that a Material Adverse Effect occurred, and they recently filed a plan of reorganization that indicates it may seek damages from the Company due to the termination of the WraSer APA and WraSer MSA.

Registration Rights Agreements

In connection with private placements consummated in April 2022 and August 2022, the Company entered into Registration Rights Agreements with the purchasers. Upon the occurrence of any Event (as defined in each Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the private placements. As of September 30, 2024, and as a result of the consummation of the remaining warrants associated with the April 2022 and August 2022 private placements, the Company has no further obligations pertaining to the Registration Rights Agreements.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 10 — Commitments and Contingencies (cont.)

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not been required to defend any action related to its indemnification obligations. However, during the third quarter of 2023, the Company received a claim from its former CEO and a former accounting employee requesting advancement of certain expenses. The Company recorded approximately $209,000 in related expenses during the year ended December 31, 2023, of which approximately $159,000 was paid through reduction of the outstanding related party receivable due from the former CEO (see Note 11). The Company recorded a related accrual of approximately $50,000, which was included in accrued expenses at December 31, 2023, and which was paid during 2024, and accordingly there is no related accrual as of September 30, 2024. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable at this time.

Note 11 — Related Party Transactions

During 2022 the Company entered into a lease agreement that was personally guaranteed by the Company’s former CEO. The lease expired on April 30, 2023 (see Note 9).

During the year ended December 31, 2023, the Company’s Audit Committee completed a review of the Company’s expenses due to certain irregularities identified with regards to the related party balance. Based on the results of the review, it was determined that the Company paid and recorded within selling, general and administrative expenses, personal expenditures of the Company’s former CEO and an accounting employee who was also the former CEO’s assistant, during 2022 and during the first three quarters of 2023. The Company evaluated the receivable, which was approximately $363,000, after recording a recovery of approximately $159,000, and which represented the total of the items identified as personal in nature for which the Company did not anticipate recovery from the related party. During 2023, the Company recorded a corresponding reserve for the full amount, resulting in a net related party receivable balance of $0 as of September 30, 2024 and December 31, 2023.

On December 18, 2023, the Company entered into the Subscription Agreement with the PMX Investor, a 5% stockholder of the Company as of September 30, 2024 (see Note 8). During the nine months ended September 30, 2024, the Company issued a non-convertible debenture in the principal amount of $5.0 million to the PMX Investor, in connection with the Subscription Agreement and has settled the principal and accrued interest through the issuance of shares (see Notes 7 and 8).

On February 6, 2024, the Company appointed Thomas Meier, PhD, as a member of the Company’s board of directors. Dr. Meier provides consulting services to Proteomedix, through a consulting agreement that was effective January 4, 2024. The Company recorded approximately $19,000 and $54,000 in related expenses during the three and nine months ended September 30, 2024, of which approximately $19,000 is included in accounts payable in the accompanying condensed consolidated balance sheets as of September 30, 2024.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

For the three and nine months ended September 30, 2024, the Company recorded an income tax benefit of approximately $56,000 and $127,000, respectively. This tax benefit was related to the Company’s deferred foreign taxes resulting from the Proteomedix acquisition and yielded an effective tax rate of 13.0% for Proteomedix for the nine months ended September 30, 2024. There was no income tax provision or benefit recorded for the three and nine months ended September 30, 2023.

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

The Company’s policy is to recognize interest expense and penalties related to income tax as income tax expense. For the three and nine months ended September 30, 2024 and 2023, the Company has not recognized any interest or penalties related to income taxes.

Note 13 — Net Loss Per Share

Basic net loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares of common stock outstanding includes pre-funded warrants because their exercise requires only nominal consideration for delivery of shares; it does not include any potentially dilutive securities or any unvested restricted shares of common stock. Certain restricted shares, although classified as issued and outstanding at September 30, 2024, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of the Company’s restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the Company’s warrants, options, and restricted shares. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including warrants, stock options, and unvested restricted shares, to the extent they are dilutive.

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

The following securities were excluded from the computation of diluted shares outstanding due to the losses incurred in the periods presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	Three and Nine Months Ended September 30,
	2024	2023
Options to purchase shares of common stock	13,674	34,471
Warrants	583,475	197,491
Unvested shares of restricted stock	17,917	8,602
Total	615,066	240,564

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 14 — Defined Benefit Plan

Proteomedix sponsors a defined benefit pension plan (the “Swiss Plan”) covering certain eligible employees. The Swiss Plan provides retirement benefits based on years of service and compensation levels.

The following significant actuarial assumptions were used in calculating the benefit obligation and the net periodic benefit cost as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Discount rate	1.00%	1.45%
Expected long-term rate of return on plan assets	1.00%	1.45%
Rate of compensation increase	3.30%	3.00%

Changes in these assumptions may have a material impact on the plan’s obligations and costs.

The components of net periodic benefit cost for the three and nine months ended September 30, 2024, which is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, are as follows:

	For The Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Service cost	$24,912	$73,356
Interest cost	7,638	22,489
Expected return on plan assets	5,606	(17,480)
Amortization of net (gain)	3,686	(11,491)
Total	$41,842	$66,874

During the three and nine months ended September 30, 2024, the Company made pension contributions of approximately $23,000 and $66,000, respectively.

Note 15 — Subsequent Events

Series C Convertible Preferred Sock

On October 1, 2024, the Board of Directors authorized the Company to create a series of 10,000 shares of preferred stock designated as “Series C Convertible Preferred Stock”, with a par value of $0.00001, pursuant to the certificate of designations. At any time after the initial issuance date of Series C convertible Preferred Stock, each Preferred Share shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock. The holders of Series C Preferred Stock are entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. In addition, from and after the occurrence and during the continuance of any Triggering Event, dividends (“Default Dividends”) will accrue on the Stated Value of each Preferred Share at a rate of fifteen percent (15.0%) (the “Default Rate”) per annum. Each holder is entitled to convert any portion of the outstanding Preferred Shares held by such holder into validly issued, fully paid and non-assessable Conversion shares at the Conversion Rate, which can be determined by dividing (x) the Conversion Amount of such Preferred Share by (y) the Conversion Price, $4.5056, subject to adjustment as provided in the Certificate of Designations.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 15 — Subsequent Events (cont.)

After the Stockholder Approval Date, if a Triggering Event occurs and is continuing at any time after the earlier of the holders’ receipt of a Triggering Event Notice and such holder becoming aware of such Triggering Event (such earlier date, the “Alternate Conversion Right Commencement Date”) and ending on the twentieth (20th) Trading Day after the later of (x) the date of such Triggering Event is cured and (y) such holder’s receipt of a Triggering Event Notice (such ending date, the “Alternate Conversion Right Expiration Date”), and each such period, an “Alternate Conversion Right Period”), such holder may, at such holder’s option, by delivery of a Conversion Notice to the Company (the date of any such Conversion Notice, each an “Alternate Conversion Date”), convert all, or any number of Preferred Shares held by such holder into shares of Common Stock at the Alternate Conversion Price (each, an “Alternate Conversion”). Alternate Conversion Price means, with respect to any Alternate Conversion that price will be the lowest of (i) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, and (ii) the greater of (x) the Floor Price and (y) 80% of the lowest VWAP of the Common Stock during the five (5) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice (such period, the “Alternate Conversion Measuring Period”).

At any time, the Company has the right to redeem in cash all, but not less than all, of the Preferred Shares then outstanding at a price (the “Company Optional Redemption Price”) equal to 125% of the greater of (i) the Conversion Amount being redeemed and (ii) the product of (1) the Conversion Rate with respect to the Conversion Amount being redeemed multiplied by (2) the greatest closing sale price of the Company’s Common Stock on any Trading Day during the period commencing on the date immediately preceding the date the Company notifies the holders of its elections to redeem and the date the Company makes the entire payment required. Upon the occurrence of a Bankruptcy Triggering Event, the Company will immediately redeem, in cash, each of the Preferred Shares then outstanding at a redemption price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) 125% and (ii) the product of (X) the Conversion Rate with respect to the Conversion Amount in effect immediately following the date of initial public announcement of such Bankruptcy Triggering Event multiplied by (y) the product of (1) 125% multiplied by (2) the greatest closing sale price of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Bankruptcy Triggering Event and ending on the date the Company pays the entire payment required.

In no event may any Preferred Shares be converted (or Warrants be exercised) and shares of Common Stock be issued to any holder if after giving effect to the issuance of shares of Common Stock upon such conversion of the Preferred Shares (or exercise of the Warrants), the holder (together with its affiliates, if any) would beneficially own more than 4.99% of the outstanding shares of Common Stock, which we refer to herein as the “PIPE Blocker”. The PIPE Blocker may be raised or lowered to any percentage not in excess of 9.99% at the option of the applicable holder of the Preferred Shares (or Warrants), except that any raise will only be effective upon 61-days’ prior notice to the Company.

Private Placement

On October 2, 2024, the Company entered into, and sold, to six institutional investors (collectively, the “PIPE Investors”), pursuant to the securities purchase agreement an aggregate of 3,499 shares of Series C convertible preferred stock, par value $0.00001 per share, which includes an issuance of 840 shares of Series C Preferred Stock to the lead investor in consideration for the PIPE Investors’ irrevocable commitment to purchase shares of the Series C Preferred Stock, and warrants to purchase 591,856 shares of Common Stock, (together, the “PIPE Securities”) for aggregate net cash proceeds to the Company of $1.9 million. The exercise price of the warrants is $4.38, and the warrants are exercisable six months after the issuance date and expire on the third anniversary of the initial exercisability date.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Note 15 — Subsequent Events (cont.)

ELOC

On October 2, 2024, the Company entered into a Common Stock ELOC Purchase Agreement relating to a Committed Equity Facility with an institutional investor (the “ELOC Purchaser”), whereby the Company may offer and sell, from time to time at its sole discretion, and whereby the ELOC Purchaser has committed to purchase, up to $25.0 million of the Company’s newly issued Common Stock, subject to certain limitations. Concurrently with entering into the ELOC Purchase Agreement, the Company also entered into a registration rights agreement with the ELOC Purchaser, pursuant to which it agreed to provide the ELOC Purchaser with certain registration rights related to the shares issued under the ELOC Purchase Agreement (the “ELOC Registration Rights Agreement”). In no event will the Company issue to the Purchaser under the ELOC Purchase Agreement more than 1,658,525 shares of Common Stock, representing 19.99% of the total number of shares of Common Stock outstanding immediately prior to the execution of the Common Stock Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtains the approval of the issuance of such shares by its stockholders in accordance with the applicable stock exchange rules or (ii) sales of Common Stock are made at a price qual to or in excess of the lower of (A) the closing price immediately preceding the delivery of the applicable notice to the Purchaser and (B) the average of the closing prices of the Common Stock for the five business days immediately preceding the delivery of such notice, such that the sales of such Common Stock to the Purchaser would not count toward the Exchange Cap because they are “at market” under applicable stock exchange rules.

The Company may not issue or sell any shares of Common Stock to the ELOC Purchaser under the Common Stock Purchase Agreement, if it would result in the ELOC Purchaser beneficially owning more than 4.99% of the outstanding shares of Common Stock (the “ELOC Blocker”). The ELOC Blocker may be raised or lowered to any other percentage not in excess of 9.99% at the option of the ELOC Purchaser, except that any raise will only be effective upon 61 days’ prior notice to the Company.

November Amended and Restated Forbearance Agreement with Veru

On November 26, 2024, the Company entered into another Amended and Restated Forbearance Agreement with Veru (the “November Amended and Restated Forbearance Agreement” or “November A&R Forbearance Agreement”), which amends and restates certain terms of the Amended and Restated Forbearance Agreement. Pursuant to the November A&R Forbearance Agreement, Veru agreed to waive the due date for payment of applicable Cash Receipt Payments (as such term is defined in the A&R Forbearance Agreement) generated in October 2024 until the Company receives funds of at least $97,000 pursuant to its equity line of credit facility with Keystone Capital Partners LLC. In exchange, the Company agreed to increase its payments to be made to Veru out of future financing and strategic transactions through June 30, 2025, from 20% to 25% of net proceeds generated from such transactions. All other terms of the A&R Forbearance Agreement with Veru remain the same.

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

We also own ENTADFI, an FDA-approved, once daily pill that combines finasteride and tadalafil for the treatment of BPH, a disorder of the prostate. However, in light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company determined to pause its commercialization of ENTADFI during the first quarter of 2024, as it explores strategic alternatives to monetize ENTADFI, such as a potential sale of the ENTADFI assets. To that end, the Company has been working with an investment advisor to assist with a potential sale or other transaction of the ENTADFI assets during the second and third quarters of 2024. There is currently no plan to resume commercialization of ENTADFI, and as such, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product. In addition, as part of cost reduction efforts and in connection with our initial pause in commercializing ENTADFI, we terminated three employees involved with the ENTADFI program, effective April 30, 2024, with such individuals to continue assisting the Company on an as-needed, consulting basis. Based on the current circumstances surrounding ENTADFI, at June 30, 2024, the ENTADFI assets were fully impaired. Refer to Notes 4 and 5 in the accompanying condensed consolidated financial statements included elsewhere in this Report for further discussion. The Company continues to search for a permanent Chief Executive Officer and Chief Financial Officer.

We are currently focusing our efforts on commercializing Proclarix.

Proclarix is an easy-to-use next generation protein-based blood test that can be done with the same sample as a patient’s regular Prostate-Specific Antigen (“PSA”) test. The PSA test is a well-established prostate specific marker that measures the concentration of PSA molecules in a blood sample. A high level of PSA can be a sign of prostate cancer. However, PSA levels can also be elevated for many other reasons including infections, prostate stimulation, vigorous exercise, or even certain medications. PSA results can be confusing for many patients and even physicians. It is estimated over 50% of biopsies with elevated PSA are negative or clinically insignificant resulting in an overdiagnosis and overtreatment that impacts the physician’s routine, our healthcare system, and the quality of patients’ lives. Approximately 10% of all men have elevated PSA levels, commonly referred to as the diagnostic “grey zone”, of which only 20 – 40% present clinically with cancer. Proclarix is intended for use in diagnosing these patients where it is difficult to decide if a biopsy is necessary to verify a potential clinically significant cancer diagnosis. Proclarix helps doctors and patients with unclear PSA test results through the use of our proprietary Proclarix Risk Score which delivers clear and immediate diagnostic support for further treatment decisions. No additional intervention is required, and results are available quickly. Local diagnostic laboratories can integrate this multiparametric test into their current workflow because Proclarix assays use the enzyme-linked immunosorbent assay (ELISA) standard, which most diagnostic laboratories are already equipped to process.

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

During the third quarter of 2023, we halted our vaccine discovery and development programs, and accordingly, we now operate in one segment: commercial. The commercial segment was new in the second quarter of 2023 and is currently dedicated to the development and commercialization of Proclarix.

Given Proclarix is CE-marked for sale in the European Union, we expect to generate revenue from sales of Proclarix by 2026. Although we anticipate these sales to offset some expenses relating to commercial scale up and development, we expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	commercialize Proclarix;

●	hire additional personnel;

●	operate as a public company; and

●	obtain, maintain, expand, and protect our intellectual property portfolio.

We rely and will continue to rely on third parties for the manufacturing of Proclarix. We have no internal manufacturing capabilities, and we will continue to rely on third parties, of which the main suppliers are single-source suppliers, for commercial products.

We do not have any products approved for sale, aside from Proclarix in the European Union, and ENTADFI, from which we have not generated any revenue from product sales, and for which we have now abandoned commercialization activities for. We are exploring strategic alternatives to monetize ENTADFI, such as a potential sale of the ENTADFI assets. However, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product. To date, we have financed our operations primarily with proceeds from our sale of preferred securities to seed investors, the initial public offering, the private placements completed during 2022, the proceeds received from a warrant exercise in August 2023, the proceeds received from the issuance of debt in January 2024, the proceeds received from a warrant exercise in July 2024, and proceeds received from the private placement in October 2024 . We will continue to require significant additional capital to commercialize Proclarix, and to fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party funding and to rely on third-party resources for marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches, to support our operations.

Since June 30, 2024, some key developments affecting our business include the following:

Altos Units

On January 23, 2024, the Company issued a non-convertible debenture (the “Altos Debenture”) in the principal sum of $5.0 million, in connection with a Subscription Agreement, to Altos Ventures, a stockholder of the Company and related party (“Altos”). The Altos Debenture was originally payable in full upon the earlier of (i) the closing under the Subscription Agreement and (ii) June 30, 2024. On April 24, 2024, the Altos Debenture was amended to extend the maturity date to the earlier of (i) the closing under the Subscription Agreement and (ii) October 31, 2024 (the “Altos Amendment”). On September 24, 2024, upon obtaining stockholder approval and pursuant to the Subscription Agreement, dated December 28, 2023, the Company issued an aggregate of 513,424 units (the “Units”) to Altos, each Unit comprised of (i) one share of Common Stock and (ii) one pre-funded warrant (collectively, the “Altos Warrants”) to purchase 0.3 shares of Common Stock at an exercise price of $0.04 per share. The Altos Warrants were immediately exercisable at any time on or after the date of issuance and had a term of exercise of five (5) years from the date of issuance. The outstanding debt, as per the Altos Debenture agreement, is considered settled through the unit issuance.

Additional shares are issuable to Altos to the extent Altos continues to hold Common Stock included in the Units and if the VWAP during the 270 days following closing is less than $10.00, as set forth in the Subscription Agreement.

On September 24, 2024, Altos exercised all the Altos Warrants, and the Company issued to Altos an additional 154,027 shares of Common Stock upon such exercise.

Amended Forbearance Agreement

On September 19, 2024, the Company entered into an Amended and Restated Forbearance Agreement with Veru (the “Amended and Restated Forbearance Agreement” or “A&R Forbearance Agreement”), which amends and restates the Original Forbearance Agreement in its entirety. Pursuant to the A&R Forbearance Agreement, Veru will forbear from exercising its rights under both April Veru Note and the September Veru note, subject to the terms and conditions set forth below.

Pursuant to the A&R Forbearance Agreement, the April 2024 Forbearance Period continues to end on the earlier of (a) March 31, 2025 and (b) the occurrence of an Event of Default (as defined in the Amended and Restated Forbearance Agreement). The A&R Forbearance Agreement also extends the due date for the September Veru Note until the earlier to occur of (i) June 30, 2025 or (ii) the occurrence of any Event of Default. The Amended and Restated Forbearance Agreement also effected certain modifications to the payment terms in the Original Forbearance Agreement and amended certain terms of the September Veru Note as summarized below.

Pursuant to the A&R Forbearance Agreement, the Company agreed to make the following required payments (the “Required Payments”) during the April 2024 Forbearance Period first to accrued and unpaid interest under the April Veru note and then any remainder to the outstanding principal amount of the April Veru Note:

●	Interest at the rate of 10% per annum shall accrue on any unpaid principal balance of the April Veru Note commencing on April 20, 2024 through the date that the outstanding principal balance under the April Veru Note is paid in full;

●	Monthly payments equal to 25% (increased from 15% in the Original Forbearance Agreement) of (i) the monthly cash receipts of Proteomedix for the licensing or sale of any products or services, (ii) monthly cash receipts of the Company or any of its subsidiaries for the sales of Proclarix anywhere in the world, and (iii) monthly cash receipts of the Company or any of its subsidiaries for milestone payments or royalties from LabCorp cash receipts of the Company of its subsidiaries from certain sale or licensing revenues or payments (the “Ordinary Cash Revenue”), which increased amount shall begin October 20, 2024 for cash receipts in September 2024;

●	Payment of 20% (increased from 10% in the Original Forbearance Agreement) of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by the Company or any of its subsidiaries during the April 2024 Forbearance Period, which increased amount will begin for any net proceeds received after September 19, 2024; and

●	The remaining balance of the April Veru Note will be due at the end of the April 2024 Forbearance Period.

The Company and Veru also agreed to the following amendments to the September Veru Note in the A&R Forbearance Agreement:

●	As noted above, an extension of the maturity date to June 30, 2025;

●	The accrual of interest at the rate of 10% per annum on any unpaid principal balance of the September Veru Note commencing on October 1, 2024 through the date that the outstanding principal balance under the September Veru Note is paid in full;

●	Any amounts owed on the September Veru Note, including but not limited to unpaid principal and accrued interest, will be paid in cash or, upon the mutual written consent of Veru and the Company, in shares of the Company’s Common Stock or a combination of cash and the Company’s Common Stock;

●	Following full repayment of all principal and interest under the April Veru Note, the Company will make the Required Payments first towards accrued and unpaid interest under the September Veru Note and then towards the remaining principal balance payable under the September Veru Note; and

●	If the aggregate unpaid principal outstanding under the April Veru Note and the September Veru Note and all accrued and unpaid interest thereon is repaid in cash on or before December 31, 2024, then the total principal balance under the September Veru Note that will be payable by the Company in satisfaction of its obligations under the September Veru Note will be reduced from $5,000,000 to $3,500,000.

November Amended and Restated Forbearance Agreement with Veru

On November 26, 2024, the Company entered into another Amended and Restated Forbearance Agreement with Veru (the “November Amended and Restated Forbearance Agreement” or “November A&R Forbearance Agreement”), which amends and restates certain terms of the A&R Forbearance Agreement. Pursuant to the November A&R Forbearance Agreement, Veru agreed to waive the due date for payment of applicable Cash Receipt Payments (as such term is defined in the A&R Forbearance Agreement) generated in October 2024 until the Company receives funds of at least $97,000 pursuant to its equity line of credit facility with Keystone Capital Partners LLC. In exchange, the Company agreed to increase its payments to be made to Veru out of future financing and strategic transactions through June 30, 2025, from 20% to 25% of net proceeds generated from such transactions. All other terms of the A&R Forbearance Agreement with Veru remain the same.

Warrant Inducement

On July 11, 2024, the Company entered into the Inducement Letters with certain holders of existing preferred investment options to purchase shares of the Company’s common stock at the original exercise prices of $101.84 and $43.60 per share, issued on August 11, 2022 and August 2, 2023, respectively, pursuant to which the holders agreed to exercise for cash their Existing PIOs to purchase an aggregate of 186,466 shares of the Company’s common stock, at a reduced exercise price of $6.00 per share, in consideration for the Company’s agreement to issue new preferred investment options (the “Inducement PIOs”) to purchase up to an aggregate of 559,397 shares of the Company’s common stock. Of the 559,397 PIOs issued, 186,465 have a contractual term of 5 years, while the remaining 372,932 have a contractual term of 2 years. Aside from the contractual terms, the Inducement PIOs have substantially the same terms as the Existing PIOs.

On July 11, 2024, the Company consummated the transaction contemplated by the Inducement Letters upon unanimous written consent of the Board of Directors (the “Warrant Inducement”). The Company received aggregate net proceeds of approximately $0.9 million from the exercise of the Existing PIOs by the holders and the sale of the Inducement PIOs, after deducting placement agent fees and other offering expenses payable by the Company.

The Company agreed to file a registration statement covering the resale of the Inducement PIO Shares issued or issuable upon the exercise of the Inducement PIOs (the “Resale Registration Statement”) within 30 days after the date of the Inducement Letter and to use commercially reasonable efforts to cause such Resale Registration Statement to be declared effective by the SEC within 60 days following the date of the Inducement Letter (or within 90 days following the date of the Inducement Letter in the case of full review of the Resale Registration Statement by the SEC).

The Company engaged H.C. Wainwright & Co., LLC (“Wainwright”) to act as its exclusive placement agent in connection with the transactions summarized herein and will pay Wainwright a cash fee equal to 7.5% of the gross proceeds received form the exercise of the Existing PIOs as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing PIOs. The Company also agreed to reimburse Wainwright for its expenses in connection with the exercise of the Existing PIOs and the issuance of the Inducement PIOS, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses and agreed to pay Wainwright for non-accountable expenses in the amount of $35,000. The Company also agreed to issue to Wainwright or its designees warrants (the “Placement Agent Warrants”), and as such shares of common stock issuable thereunder, (the “Placement Agent Warrant Shares”) to purchase (i) 13,054 shares of common stock which will have the same terms as the Inducement PIOs except for an exercise price equal to $7.50 per share and a term of five (5) years following the date of stockholder approval and (ii) upon any exercise for cash of the Inducement PIOs, 7.5% of the aggregate exercise price and that number of shares of common stock equal to 7.0% of the aggregate number of such shares of common stock underlying the Inducement PIOs that have not been exercised, which will have substantially the same terms as the Placement Agent Warrants.

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

The Warrant Inducement, which resulted in the lowering of the exercise price of the Existing PIOs and the issuance of the Inducement PIOs, is considered a modification of the Existing PIOs under the guidance of Accounting Standards Update (“ASU”) No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Equity Classified Written Call Options. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holders of the Existing PIOs to cash exercise their warrants, resulting in the imminent exercise of the Existing PIOs, which raised equity capital and generated net proceeds for the Company of approximately $0.9 million. As the Existing PIOs and the Inducement PIOs were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $1.9 million as an equity issuance cost.

In addition, the change in fair value of the contingent warrant liability associated with 3,729 of the August 2022 Contingent Warrants and 7,459 of the August 2023 Contingent Warrants was decreased to $0 upon the agreement with Wainwright that all prior contingent warrants were no longer issuable or due upon the Warrant Inducement Transaction. The fair value of the contingent warrant liability of approximately $2,700 was derecognized as of the settlement date, with the corresponding amount, representing the fair value of the Wainwright Inducement Warrants, was recognized as additional paid-in capital.

The Company evaluated the terms of the 39,158 Inducement Contingent Warrants (equivalent to 7.0% of the aggregate number of such shares of common stock underlying the Inducement PIOs that have not been exercised), which are issuable upon a future inducement, and determined that they should be classified as a liability based upon accounting guidance provided in ASC 815-40. Since the Inducement Contingent Warrants are a form of compensation to Wainwright, the Company recorded the value of the liability of approximately $158,000 as a reduction of additional paid in capital, with subsequent changes in the value of the liability recorded in other income (expense) in the accompanying condensed statements of operations.

Reverse Stock Split

On September 24, 2024, the Company effected a Reverse Stock Split of all shares of its issued and outstanding Common Stock at a ratio of one-for-forty (1:40). The Company accounted for the reverse stock split on a retrospective basis pursuant to Accounting Standards Codification (“ASC”) 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, and share-based awards’ exercise prices and per share data have been adjusted in these condensed consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The number of authorized shares and par value of the preferred stock and common stock were not adjusted because of the reverse stock split.

Conversion of Series A Preferred Stock

On September 24, 2024, the Company issued an aggregate of 142,749 shares of Common Stock to Veru Inc., following Veru’s election to convert all the 3,000 shares of Series A preferred stock (“Series A Preferred Stock”) of the Company issued to it on September 29, 2023. The Series A Preferred Stock was originally issued to Veru pursuant to an Amendment to the Asset Purchase Agreement, dated September 29, 2023, between the Company and Veru.

Conversion of Series B Preferred Stock

On September 24, 2024 the Company issued an aggregate of 6,741,820 shares of Common Stock (the “PMX Converted Shares”) to certain stockholders of the Company who were formerly holders of outstanding capital stock or convertible securities (the “Sellers”) of PMX, pursuant to the automatic conversion of all the 2,696,729 shares of Series B preferred stock (“Series B Preferred Stock”) of the Company, which Series B Preferred Stock was originally issued to the Sellers on December 15, 2023. The Series B Preferred Stock was originally issued to the Sellers pursuant to a Share Exchange Agreement, dated December 15, 2023, between the Company, PMX, and the Sellers (the “Share Exchange Agreement”), and was subject to the automatic conversion following (i) the Company’s receipt of stockholder approval for the issuance of the PMX Converted Shares and ii) the effectiveness of the Reverse Stock Split, which provided for a sufficient number of authorized shares to issue the PMX Converted Shares, as contemplated by the Share Exchange Agreement.

Series C Preferred Stock

On October 1, 2024, the Board of Directors authorized the Company to create a series of 10,000 shares of preferred stock designated as “Series C convertible Preferred Stock”, with a par value of $0.00001, pursuant to the certificate of designations. At any time after the initial issuance date of Series C convertible Preferred Stock, each Preferred Share shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock. The holders of Series C Preferred Stock are entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. Each holder is entitled to convert any portion of the outstanding Preferred Shares held by such holder into validly issued, fully paid and non-assessable Conversion shares at the Conversion Rate, which can be determined by dividing (x) the Conversion Amount of such Preferred Share by (y) the Conversion Price, $4.5056, subject to adjustment as provided in the Certificate of Designations.

PIPE Financing and ELOC

On October 1, 2024, the Board of Directors authorized the Company to create a series of 10,000 shares of preferred stock designated as “Series C convertible Preferred Stock”, with a par value of $0.00001, pursuant to the certificate of designations. At any time after the initial issuance date of Series C convertible Preferred Stock, each Preferred Share shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock. The holders of Series C Preferred Stock are entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. In addition, from and after the occurrence and during the continuance of any Triggering Event, dividends (“Default Dividends”) will accrue on the Stated Value of each Preferred Share at a rate of fifteen percent (15.0%) (the “Default Rate”) per annum. Each holder is entitled to convert any portion of the outstanding Preferred Shares held by such holder into validly issued, fully paid and non-assessable Conversion shares at the Conversion Rate, which can be determined by dividing (x) the Conversion Amount of such Preferred Share by (y) the Conversion Price, $4.5056, subject to adjustment as provided in the Certificate of Designations.

After the Stockholder Approval Date, if a Triggering Event occurs and is continuing at any time after the earlier of the holders’ receipt of a Triggering Event Notice and such holder becoming aware of such Triggering Event (such earlier date, the “Alternate Conversion Right Commencement Date”) and ending on the twentieth (20th) Trading Day after the later of (x) the date of such Triggering Event is cured and (y) such holder’s receipt of a Triggering Event Notice (such ending date, the “Alternate Conversion Right Expiration Date”), and each such period, an “Alternate Conversion Right Period”), such holder may, at such holder’s option, by delivery of a Conversion Notice to the Company (the date of any such Conversion Notice, each an “Alternate Conversion Date”), convert all, or any number of Preferred Shares held by such holder into shares of Common Stock at the Alternate Conversion Price (each, an “Alternate Conversion”). Alternate Conversion Price means, with respect to any Alternate Conversion that price will be the lowest of (i) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, and (ii) the greater of (x) the Floor Price and (y) 80% of the lowest VWAP of the Common Stock during the five (5) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice (such period, the “Alternate Conversion Measuring Period”).

At any time, the Company has the right to redeem in cash all, but not less than all, of the Preferred Shares then outstanding at a price (the “Company Optional Redemption Price”) equal to 125% of the greater of (i) the Conversion Amount being redeemed and (ii) the product of (1) the Conversion Rate with respect to the Conversion Amount being redeemed multiplied by (2) the greatest closing sale price of the Company’s Common Stock on any Trading Day during the period commencing on the date immediately preceding the date the Company notifies the holders of its elections to redeem and the date the Company makes the entire payment required. Upon the occurrence of a Bankruptcy Triggering Event, the Company will immediately redeem, in cash, each of the Preferred Shares then outstanding at a redemption price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) 125% and (ii) the product of (X) the Conversion Rate with respect to the Conversion Amount in effect immediately following the date of initial public announcement of such Bankruptcy Triggering Event multiplied by (y) the product of (1) 125% multiplied by (2) the greatest closing sale price of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Bankruptcy Triggering Event and ending on the date the Company pays the entire payment required.

In no event may any Preferred Shares be converted (or Warrants be exercised) and shares of Common Stock be issued to any holder if after giving effect to the issuance of shares of Common Stock upon such conversion of the Preferred Shares (or exercise of the Warrants), the holder (together with its affiliates, if any) would beneficially own more than 4.99% of the outstanding shares of Common Stock, which we refer to herein as the “PIPE Blocker”. The PIPE Blocker may be raised or lowered to any percentage not in excess of 9.99% at the option of the applicable holder of the Preferred Shares (or Warrants), except that any raise will only be effective upon 61-days’ prior notice to the Company.

On October 2, 2024, the Company entered into, and sold, to six institutional investors (collectively, the “PIPE Investors”), pursuant to the securities purchase agreement an aggregate of 3,499 shares of Series C convertible preferred stock, par value $0.00001 per share, which includes an issuance of 840 shares of Series C Preferred Stock to the lead investor in consideration for the PIPE Investors’ irrevocable commitment to purchase shares of the Series C Preferred Stock, and warrants to purchase 591,856 shares of Common Stock, (together, the “PIPE Securities”) for aggregate net cash proceeds to the Company of $1.9 million. The exercise price of the warrants is $4.38, and the warrants are exercisable six months after the issuance date and expire on the third anniversary of the initial exercisability date.

On October 2, 2024, the Company entered into a Common Stock ELOC Purchase Agreement relating to a Committed Equity Facility with an institutional investor (the “ELOC Purchaser”), whereby the Company may offer and sell, from time to time at its sole discretion, and whereby the ELOC Purchaser has committed to purchase, up to $25.0 million of the Company’s newly issued Common Stock, subject to certain limitations. Concurrently with entering into the ELOC Purchase Agreement, the Company also entered into a registration rights agreement with the ELOC Purchaser, pursuant to which it agreed to provide the ELOC Purchaser with certain registration rights related to the shares issued under the ELOC Purchase Agreement (the “ELOC Registration Rights Agreement”). In no event will the Company issue to the Purchaser under the ELOC Purchase Agreement more than 1,658,525 shares of Common Stock, representing 19.99% of the total number of shares of Common Stock outstanding immediately prior to the execution of the Common Stock Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtains the approval of the issuance of such shares by its stockholders in accordance with the applicable stock exchange rules or (ii) sales of Common Stock are made at a price equal to or in excess of the lower of (A) the closing price immediately preceding the delivery of the applicable notice to the Purchaser and (B) the average of the closing prices of the Common Stock for the five business days immediately preceding the delivery of such notice, such that the sales of such Common Stock to the Purchaser would not count toward the Exchange Cap because they are “at market” under applicable stock exchange rules.

The Company may not issue or sell any shares of Common Stock to the ELOC Purchaser under the Common Stock Purchase Agreement, if it would result in the ELOC Purchaser beneficially owning more than 4.99% of the outstanding shares of Common Stock (the “ELOC Blocker”). The ELOC Blocker may be raised or lowered to any other percentage not in excess of 9.99% at the option of the ELOC Purchaser, except that any raise will only be effective upon 61 days’ prior notice to the Company.

Liquidity Outlook

We have incurred net losses since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, our expenditures on other research and development activities and commercialization activities. As of September 30, 2024, the Company had a working capital deficit of approximately $16.3 million and an accumulated deficit of approximately $86.0 million. In addition, as of December 5, 2024, the Company’s cash balance was approximately $0.4 million, all of which is currently held by the Company’s foreign subsidiary. The Company believes that its current cash balance is only sufficient to fund its operations through the end of December 2024, until it can utilize the Equity Financing Line of Credit, which it entered into in on October 2, 2024, and as such, we will need to raise additional capital prior to this to sustain operations.

Until we generate revenue sufficient to support self-sustaining cash flows, if ever, we will need to raise additional capital to fund our continued operations, including our product development and commercialization activities related to our current and future products. There can be no assurance that additional capital will be available to us on acceptable terms, or at all, or that we will ever generate revenue sufficient to provide self-sustaining cash flows. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements as of and for the nine months ended September 30, 2024, included elsewhere in this Report do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

The total available milestone payments available under the terms of this contract is $2.5 million. An additional $0.5 million was paid to Proteomedix as an initial license fee in 2023.

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

The license agreement and related royalty payment provisions expire during 2038, which approximates the expiration of the last patent covered by the license agreement. LabCorp has the right to terminate the license agreement for any reason by providing 90 days written notice to Proteomedix. Either party may terminate the license agreement due to a material breach of the terms of the license agreement with 30 days’ notice, provided such breach is not cured within the foregoing 30-day period. Finally, Proteomedix may terminate the license agreement with 60 days’ notice in the event LabCorp fails to make any undisputed payment due, provided that LabCorp does not remit the payment within the foregoing 60-day period.

Services Agreement

On July 21, 2023, the Company, entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with IQVIA, pursuant to which IQVIA was to provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with the IQVIA for certain subscription services providing prescription market data access to the Company. The fees under the second statement of work totaled approximately $800,000, and the term was through July 14, 2025. On October 12, 2023, the Company terminated the Master Services Agreement and the statements of work. The Company recorded net credits of approximately $0.4 million related to this contract during the nine months ended September 30, 2024, respectively, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. The Company had approximately $1.1 million and $1.8 million recorded in related accounts payable as of September 30, 2024 and December 31, 2023, respectively, which includes amounts due for early termination of the contract. See Note 6 to our consolidated financial statements included elsewhere in this Report.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our statements of operations for the periods indicated:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Revenue	$406,859	$-	$406,859	100.0%
Cost of revenue	301,445	-	301,445	100.0%
Gross profit	105,414	-	105,414	100.0%

Operating expenses
Selling, general and administrative	$2,641,916	$4,268,845	(1,626,929)	(38.1)%
Research and development	109,365	219,238	(109,873)	(50.1)%
Total operating expenses	2,751,281	4,488,083	(1,736,802)	38.7%
Loss from operations	(2,645,867)	(4,488,083)	1,842,216	41.0%

Other income (expense)
Interest expense – related party	(153,302)	-	(153,302)	(100.0)%
Interest expense	(231,656)	(269,097)	37,441	13.9%
Change in fair value of subscription agreement liability – related party	(928,400)	-	(928,400)	(100.0)%
Change in fair value of contingent warrant liability	30,448	(99,728)	130,176	130.5%
Loss on extinguishment of note payable	-	(490,000)	490,000	100.0%
Other - net	44,988	-	44,988	(100.0)%
Total other expense	(1,237,922)	(858,825)	(379,097)	(44.1)%
Loss before income taxes	(3,883,789)	(5,346,908)	1,463,119	27.4%
Income tax benefit	56,384	-	56,384	100.0%
Net loss	$(3,827,405)	$(5,346,908)	1,519,503	28.4%

Revenue, Cost of Revenue, and Gross Margin

For the three months ended September 30, 2024, the Company had approximately $0.4 million of revenue, which was attributable to development services generated by Proteomedix. Cost of revenue of approximately $0.3 million was mostly attributable to costs incurred on Proteomedix revenue including amortization of the product rights intangible asset of approximately $0.2 million. The Company did not have any revenue during the three months ended September 30, 2023.

Selling, General and Administrative Expenses

For the three months ended September 30, 2024, selling, general and administrative expenses decreased by $1.6 million compared to the same period in 2023. The decrease was due to the halt in commercialization of activities beginning in late 2023, specifically in sales and marketing efforts and business consulting, which contributed $1.5 million towards the decrease and payroll expenses, which contributed an additional $0.5 million towards the decrease. Furthermore, the impairment of intangible assets recorded in the prior year of approximately $0.3 million contributed to the decrease as well. The decrease was offset by Proteomedix’s selling, general and administrative expense increase of $0.7 million fully related to the acquisition of the subsidiary in the last quarter of 2023.

Research and Development Expenses

For the three months ended September 30, 2024, research and development expenses decreased by approximately $0.1 million compared to the same period in 2023. The decrease was primarily attributable to the Company’s decision to halt its vaccine programs and focus on commercialization activities, which occurred during the third quarter of 2023. This change in business strategy led to a halt in the Company’s clinical and other research activities.

Other Income (Expense)

Other expenses incurred during the three months ended September 30, 2024, increased by approximately $0.4 million compared to the same period in 2023. The increase was primarily due to approximately $0.2 million of increased related party interest expense, primarily related to the Altos Debenture issued in January 2024, and an increase of $0.9 million in the change in fair value of the subscription liability. These items were offset by the loss on extinguishment of note payable recognized in the prior year of approximately $0.5 million, an approximate $0.1 million decrease in change in fair value of contingent warrant liability as a result of the issuance of new contingent warrants upon the PIO inducement transaction, and a decrease of approximately $0.1 million of interest expense due to the one of the ENTADFI notes outstanding in the third quarter of 2023 being fully paid off prior to the current quarter.

Income Tax Benefit

The Company recorded an income tax benefit of approximately $56,000 during the three months ended September 30, 2024, related to foreign deferred income taxes recorded in connection with Proteomedix. There was no income tax benefit or expense recorded during the same period in 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our statements of operations for the periods indicated:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Revenue	$1,812,140	$-	$1,812,140	100.0%
Cost of revenue	1,417,010	-	1,417,010	100.0%
Gross profit	395,130	-	395,130	100.0%

Operating expenses
Selling, general and administrative	$8,599,642	$8,337,615	262,027	3.1%
Research and development	154,649	2,148,327	(1,993,678)	(92.8)%
Impairment of goodwill	15,453,000	-	15,453,000	100.0%
Impairment of ENTADFI assets	3,530,716	-	3,530,716	100.0%
Impairment of deposit on asset purchase agreement	-	3,500,000	(3,500,000)	(100.0)%
Total operating expenses	27,738,007	13,985,942	13,752,065	(98.3)%
Loss from operations	(27,342,877)	(13,985,942)	(13,356,935)	(95.5)%

Other income (expense)
Interest expense – related party	(534,245)	-	(534,245)	(100.0)%
Interest expense	(625,084)	(483,093)	(141,991)	(29.4)%
Change in fair value of subscription agreement liability – related party	(950,000)	-	(950,000)	(100.0)%
Change in fair value of contingent warrant liability	30,448	(99,787)	130,235	130.5%
Loss on extinguishment of note payable	-	(490,000)	490,000	100.0%
Other expense	41,894	-	41,894	(100.0)%
Total other expense	(2,036,987)	(1,072,880)	(964,107)	(89.9)%
Loss before income taxes	(29,379,864)	(15,058,822)	(14,321,042)	(95.1)%
Income tax benefit	127,183	-	127,183	100.0%
Net loss	$(29,252,681)	$(15,058,822)	(14,193,859)	(94.3)%

Revenue, Cost of Revenue, and Gross Margin

For the nine months ended September 30, 2024, the Company had approximately $1.8 million of revenue, which was attributable to product sales of approximately $0.1 million and development services of approximately $1.7 million generated by Proteomedix. Cost of revenue of approximately $1.4 million was attributable to $0.5 million of costs incurred on the generation of Proteomedix revenue, as well as amortization of the product rights intangible asset of approximately $0.5 million, and approximately $0.4 million related to the full impairment of ENTADFI inventory. The Company did not have any revenue during the nine months ended September 30, 2023.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2024, selling, general and administrative expenses increased by approximately $0.3 million compared to the same period in 2023. Proteomedix’s selling, general, and administrative expenses totaled approximately $2.2 million, of which approximately $1.6 million was related to audit and legal fees, and salaries and benefits. Onconetix expenses offset this increase by $1.9 million, which was due to a reduction in commercialization activities of approximately $0.7 million, including a reduction in fees due to IQVIA of approximately $0.5 million, decrease in stock-based compensation expense of approximately $0.3 million, a decrease in impairment of long-lived assets of approximately $0.3 million, and a $0.2 million decrease in the loss on related party receivable.

Research and Development Expenses

For the nine months ended September 30, 2024, research and development expenses decreased by approximately $2.0 million compared to the same period in 2023. The decrease was primarily attributable to the Company’s decision to halt its vaccine programs and focus on commercialization activities, which occurred during the third quarter of 2023. This change in business strategy led to a halt in the Company’s clinical and other research activities. The decrease was only slightly offset by minimal research and development activities still ongoing at Proteomedix.

Impairments

During the nine months ended September 30, 2024, the Company recorded impairment losses of approximately $15.5 million related to goodwill recorded in connection with the PMX acquisition, and an impairment loss of approximately $3.5 million on the assets acquired as part of the ENTADFI asset acquisition.

During the nine months ended September 30, 2023, a $3.5 million impairment loss was recorded on the deposit for the WraSer APA.

Other Income (Expense)

Other expenses incurred during the nine months ended September 30, 2024, increased by approximately $1.0 million compared to the same period in 2023. The increase was primarily due to (i) approximately $0.5 million of interest expense related to the Altos Debenture issued in January 2024, (ii) an increase of $0.1 million of interest related to the April Veru Note, which was amended in April 2024, and (iii) a $1.0 million increase in the fair value of the subscription liability. These increases were offset by a decrease in the fair value of the contingent warrant liability expense of approximately $0.1 million and the extinguishment of the note payable in the previous period of approximately $0.5 million.

Income Tax Benefit

The Company recorded an income tax benefit of approximately $127,000 during the nine months ended September 30, 2024, related to foreign deferred income taxes recorded in connection with Proteomedix. There was no income tax benefit or expense recorded during the same period in 2023.

Liquidity and Capital Resources

The Company’s operating activities to date have been devoted to seeking licenses, engaging in research and development activities, potential asset and business acquisitions, and expenditures associated with the previously planned commercial launch of ENTADFI and the commercialization of Proclarix.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of September 30, 2024, the Company had cash of approximately $0.3 million, a working capital deficit of approximately $16.3 million and an accumulated deficit of approximately $86.0 million. During the nine months ended September 30, 2024, the Company used approximately $9.6 million in cash for operating activities. In addition, as of December 5, 2024, the Company’s cash balance was approximately $0.4 million, all of which is currently held by the Company’s foreign subsidiary. The Company’s current cash balance is not sufficient to fund its operations through the end of December 2024  until it can utilize the Equity Financing Line of Credit (“ELOC”), which it entered into on October 2, 2024, referred herein as the ELOC Purchase Agreement, and this raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these condensed consolidated financial statements. The Company’s projections are also indicative that it is currently unable to meet its contractual commitments and obligations as they come due in the ordinary course of business. The Company will require significant additional capital in the short-term to fund its continuing operations, satisfy existing and future obligations and liabilities, including the remaining payments due for the acquisition of the ENTADFI assets, and funds needed to support the Company’s working capital needs and business activities. These business activities include the development and commercialization of Proclarix, and the development and commercialization of the Company’s future product candidates.

Management’s plans for funding the Company’s operations include generating product revenue from sales of Proclarix, which is still subject to further successful commercialization activities within certain jurisdictions. Management also intends to secure additional required funding through equity or debt financings if available, and to utilize the ELOC entered into in October 2024 (see Note 15) on an as-needed basis to assist with the paydown of the debentures and to fund current operating needs, subject to certain restrictions and beneficial ownership constraints. However, based on the terms of the ELOC and the current maximum availability, Management determined that the funds readily available under the ELOC will not be sufficient to sustain operations. In addition, there are currently no other commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. This creates significant uncertainty whether the Company will have the funds available to be able to sustain its operations and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of future product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if it is required to, file for bankruptcy.

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

We will require significant amounts of additional capital in the short-term, to continue to fund our continuing operations, satisfy existing and future obligations and liabilities, including the remaining payments due under the Veru APA and other contracts entered into in support of the Company’s commercialization plans, in addition to funds needed to support our working capital needs and business activities, including the development and commercialization of Proclarix, and the development and commercialization of our future product candidates. Until we can generate a sufficient amount of revenue from sales of Proclarix, if at all, we expect to finance our future cash needs through public or private equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The future sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of our business activities.

Our future capital requirements will depend on many factors, including:

●	the costs of future commercialization activities, including product manufacturing, marketing, sales, royalties, and distribution, for Proclarix, and other products for which we may receive marketing approval;

●	the timing, scope, progress, results and costs of research and development, testing, screening, manufacturing, preclinical, non-clinical studies, and clinical trials;

●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform field efficacy studies, require more studies than those that we currently expect or change their requirements regarding the data required to support a marketing application;

●	our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;

●	any product liability or other lawsuits related to our products;

●	the expenses needed to attract, hire, and retain skilled personnel;

●	the revenue, if any, received from commercial sales of Proclarix, or other products for which we may have received or will receive marketing approval;

●	the costs to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing our patents or other intellectual property rights; and

●	the costs of operating as a public company.

A change in the outcome of any of these or other variables could significantly change the costs and timing associated with our business activities. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net cash used in operating activities	$(9,578,169)	$(9,269,131)
Net cash used in investing activities	(24,597)	(9,864,613)
Net cash provided by financing activities	5,440,310	1,035,060
Effect of exchange rate changes on cash	(50,384)	-
Net decrease in cash	$(4,212,840)	$(18,098,684)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was approximately $9.6 million, which primarily resulted from a net loss of approximately $29.3 million, net change in our operating assets and liabilities of approximately $2.3 million and net change of deferred tax benefit by approximately $0.1 million. These items were offset by several non-cash items, which include: impairments of goodwill and ENTADFI of approximately $15.5 million and $3.5 million, respectively, depreciation and amortization expense of approximately $0.6 million, loss on impairment of ENTADFI inventory of approximately $0.4 million, noncash interest expense and amortization of debt discounts of approximately $1.1 million, and increase in the fair value of subscription liability of $1.0 million.

Net cash used in operating activities for the nine months ended September 30, 2023 was approximately $9.3 million, which primarily resulted from a net loss of $15.1 million. This was offset by a change in our operating assets and liabilities of $0.1 million, an impairment loss of $3.5 million related to the deposit of the WraSer APA, an approximate $0.5 million loss on the extinguishment of a note payable, noncash stock-based compensation of approximately $0.6 million, noncash interest expense of approximately $0.5 million, a $0.3 million loss on impairment of long-lived assets, and the loss on related party receivable of approximately $0.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 of approximately $25,000 resulted from purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2023 was approximately $9.9 million, of which approximately $6.1 million was used for the acquisition of ENTADFI, $3.5 million was used for the deposit in connection with the WraSer APA, and approximately $0.3 million is the net change in the receivable from related parties.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was approximately $5.4 million, and resulted primarily from the issuance of an aggregate of approximately $5.9 million in notes payable, consisting of a $5.0 million debenture and approximately $0.9 million for the financing of director and officer liability insurance policy premiums and the proceeds received from the exercise of preferred investment options in connection with the warrant inducement transaction of approximately $0.9 million. These proceeds were offset by approximately $0.9 million in payments on the notes payable and $0.4 million in the payment of financing costs.

Net cash provided by financing activities for the nine months ended September 30, 2023 was approximately $1.0 million, and resulted from net proceeds from the exercise of preferred investment options in connection with the warrant inducement transaction of $2.3 million, offset by $1.0 million in principal payments on a note payable, approximately $0.1 million in purchases of treasury shares and approximately $0.2 million of payment in deferred offering costs.

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

As of September 30, 2024, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 11, 2024.

As of the close of the NASDAQ stock market on December 5, 2024, our stock price was $0.63 per share. This is a significant decline from September 30, 2024 where our closing price was $5.20 per share. If the stock remains at this level by the close of business on December 31, 2024, we believe this is an indicator for impairment which would require us to perform an impairment test since the fair value of our one reporting unit would be substantially less than its carrying value. Any impairment charge could result in a substantial non-cash expense, affecting our financial performance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024, as a result of the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During 2023, after a review completed by the Audit Committee, it was determined that our former CEO and an accounting employee charged certain personal expenses on their corporate credit cards that were not recorded as related party receivables. These unauthorized charges, in addition to personal charges that were identified as such in previous reporting periods, may have constituted personal loans that are not permissible under Section 402 of the Sarbanes-Oxley Act of 2002. We determined that this credit card misuse arose from the following control deficiencies, which we have determined to be material weaknesses as of September 30, 2024:

●	We did not maintain an effective control environment as there was an inadequate segregation of duties with respect to certain cash disbursements. The processing and the approval for payment of credit card transactions and certain bank wires were being handled by the CEO and an accounting employee, and the accounting employee was responsible for the reconciliation of credit card statements and bank statements. This allowed these individuals to submit unauthorized payments to unauthorized third parties.

●	We do not have an effective risk assessment process and effective monitoring of compliance with established accounting policies and procedures, and do not demonstrate a sufficient level of precision in the application of our controls, including the maintenance of board committee minutes and unanimous written consents.

●	Our controls over the approval and reporting of expenses paid with the Company’s credit cards and certain bank wires were not designed and maintained to achieve the Company’s objectives.

●	We have insufficient accounting resources to maintain adequate segregation of duties, maintain adequate controls over the approval and posting of journal entries, and to provide optimal levels of oversight in order to process financial information in a timely manner, analyze and account for complex, non-routine transactions, and prepare financial statements.

●	We do not yet have adequate internal controls in place for the timely identification, approval or reporting of related party transactions.

●	The Company did not design, implement, and maintain effective controls to ensure information technology (“IT”) policies and procedures set the tone at the top, to mitigate the risks to the achievement of IT objectives and ITGCs in the change management, logical security, and computer operations domains. Specifically, the design and implementation of user authentication, user access privileges, data backup and data recovery controls as well as the monitoring controls of excessive user access and elevated privileged access to financial applications and data were not appropriately designed and maintained. In addition, these inadequate ITGC controls combined with the use of personal devices to conduct business, can lead to an IT control environment vulnerable to breaches and social engineering persuasion.

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

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weaknesses are remediated as soon as possible. We believe we have made progress towards remediation. Management has designed and begun to implement the following remediation plan:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2024, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors

In addition to the following risk factors, you should carefully consider the risk factors included in our Annual Report on Form 10-K, filed with the SEC on April 11, 2024, as supplemented and updated by subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Related to our Financial Position and Need for Capital

We have incurred significant net losses since inception, have only generated minimal revenue, and anticipate that we will continue to incur substantial net losses for the foreseeable future and may never achieve profitability. Our stock is a highly speculative investment.

We are a commercial-stage biotechnology company that was incorporated in October 2018. Our net loss was $3.8 million and $29.3 million for the three and nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $86.0 million. We also generated negative operating cash flows of $9.6 million for the nine months ended September 30, 2024.

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

There is substantial doubt about our ability to continue as a “going concern,” and we will require substantial additional funding to finance our long-term operations. If we are unable to raise additional capital when needed, we could be forced to delay, reduce, or terminate some or all of our products and operations.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of September 30, 2024, the Company had cash of approximately $0.3 million, a working capital deficit of approximately $16.3 million and an accumulated deficit of approximately $86.0 million. In addition, as of December 5, 2024, the Company’s cash balance was approximately $0.4 million, and the Company has approximately $9.8 million of debt due within the next 12 months.

We estimate, as of the date of this Report, that our current cash balance is not sufficient to fund our operations through the end of December until it can utilize the ELOC. We believe that we will need to raise substantial additional capital to fund our continuing operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s working capital needs and business activities, including making the remaining payments to Veru and the commercialization of Proclarix. Management’s plans for funding the Company’s operations include generating product revenue from sales of Proclarix, which is still subject to further successful development and commercialization activities within certain jurisdictions. Management also intends to secure additional required funding through equity or debt financings if available, and to utilize the ELOC entered into in October 2024 (see Note 15) on an as-needed basis to assist with the paydown of the debentures and to fund current operating needs, subject to certain restrictions and beneficial ownership constraints. However, based on the terms of the ELOC and the current maximum availability, Management determined that the funds readily available under the ELOC will not be sufficient to sustain operations. In addition, there are currently no other commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. This creates significant uncertainty whether the Company will have the funds available to be able to sustain its operations and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of future product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if it is required to, file for bankruptcy.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the issuance of the condensed consolidated financial statements. Our future capital requirements will depend on many factors, including:

●	the costs of future development and commercialization activities, including product manufacturing, marketing, sales, royalties, and distribution, for Proclarix and other products for which we have received or will receive marketing approval;

●	our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;

●	any product liability or other lawsuits related to our products;

●	the expenses needed to attract, hire, and retain skilled personnel;

●	the revenue, if any, received from commercial sales of Proclarix or other products for which we may receive marketing approval;

●	the costs to establish, maintain, expand, enforce, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending, and enforcing our patents or other intellectual property rights; and

●	the costs of operating as a public company.

Our ability to raise additional funds will depend on financial, economic, and other factors, many of which are beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be forced to delay, reduce, or terminate our business activities.

We owe a significant amount of money to Veru, which funds we do not have. Veru may take action against us to enforce its rights to payment in the future, which could have a material adverse effect on us and our operations.

Due to recent financial constraints, the Company may be unable to timely pay amounts due to Veru, from whom we purchased ENTADFI in April 2023. We may not have sufficient funds to pay amounts due to Veru in the near term, if at all, including but not limited to $10 million, $5 million of which was due on April 19, 2024 and is subject to certain forbearance terms, and $5 million of which was due on September 30, 2024 and is subject to certain forbearance terms. On April 24, 2024, Veru agreed to forbear its rights and remedies until March 31, 2025 with respect to, among other things, our inability to pay amounts due on April 19, 2024, and on September 19, 2024, Veru agreed to forbear its rights and remedies until June 30, 2025 with respect to, among other things, our inability to pay amounts due on September 30, 2024. However, Veru may take future action against us, including filing legal proceedings against us seeking amounts due and interest accrued or attempting to terminate its relationship with us. If Veru were to take legal action against us, we may be forced to scale back our business plan and/or seek bankruptcy protection. We may be subject to litigation and damages for our failure to pay amounts due to Veru, and may be forced to pay interest and penalties, which funds we do not currently have. We are currently considering strategic options for ENTADFI, including a potential sale or abandonment, and plan to seek funding to support our operations, and to pay amounts due to Veru, through a combination of equity offerings, debt financing or other capital sources, including potential collaborations, licenses, sales, and other similar arrangements, which may not be available on favorable terms, if at all. The sale of additional equity or debt securities, if accomplished, may result in dilution to our stockholders. Furthermore, any revenue or financing proceeds that we are required to pay to Veru will detract from our ability to use such funds to support our operations.

Our current liabilities are significant, and if those to whom we owe accounts payable, such as Veru, IQVIA or other creditors or vendors, were to demand payment, we would be unable to pay.

As of September 30, 2024, we had total current liabilities of approximately $17.4 million, including accounts payable of approximately $4.1 million, accrued expenses of approximately $1.3 million, the related party subscription liability of $1.8 million, and approximately $9.8 million (net of discounts) related to notes payable, primarily due to Veru. As of the same date, we had cash of only $0.3 million. We are currently considering strategic options for ENTADFI, including a potential sale or abandonment, and plan to seek funding to support our operations. However, the level of our current liabilities may make it more difficult for us to obtain adequate financing on favorable terms, if at all. If those to whom these payments are due were to demand immediate payment, as they are entitled to do, and we are not able to make the required payments, we would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and insolvency. Under such a scenario, our assets would be distributed to our creditors, leaving nothing to be distributed to our stockholders.

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

We are dependent on third parties, including LabCorp, to develop, market, distribute and sell our products.

Our ability to receive revenues is dependent upon the sales and marketing efforts of co-marketing partners and third-party distributors. In particular, the development and commercialization of Proclarix in the United States is being pursued by LabCorp, pursuant to an exclusive license agreement that grants LabCorp the exclusive right to develop and commercialize Proclarix, and other products developed by LabCorp using Proteomedix’s intellectual property covered by the license, in the United States for identification, screening, staging, predisposition, diagnosis, prognosis, monitoring, prevention or treatment selection with respect to prostate cancer. However, we do not have control over LabCorp’s development and commercialization of Proclarix, and there can be no guarantee that LabCorp will continue to advance development and commercialization efforts, or that LabCorp will successfully commercialize Proclarix in the United States.

LabCorp may terminate or seek to renegotiate the terms of this agreement, which could adversely affect our business operations and financial condition. If LabCorp terminates the agreement or demands terms that are less favorable to us, we may experience disruptions in our product development and commercialization efforts, potentially leading to a loss of revenue and market share.

Additionally, if LabCorp is unable to commercialize Proclarix in the United States, and we fail to reach an agreement with any other commercialization partner, or upon reaching such an agreement that partner fails to sell a large volume of our products, it may have a negative impact on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There were no share repurchases for the nine months ended September 30, 2024.

On November 13, 2024 the Board terminated the Repurchase Program.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as exhibits to this Report.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.2	Certificate of Amendment, dated April 24, 2023	8-K	3.1	April 24, 2023
3.3	Certificate of Amendment, dated December 21, 2023	8-K	3.1	December 21, 2023
3.4	Certificate of Amendment, dated September 24, 2024	8-K	3.1	September 24, 2024
3.5	Certificate of Designations authorizing the issuance of the Series C Preferred Stock	8-K	3.1	October 3, 2024
3.6	Fourth Amended and Restated Bylaws of the Company	8-K	3.2	December 21, 2023
4.1	Form of Inducement PIO	8-K	4.1	July 11, 2024
4.2	Form of Altos Warrants	8-K	4.1	October 9, 2024
4.3	Form of Warrant	8-K	4.1	October 3, 2024
10.1	Form of Inducement Letter	8-K	10.1	July 11, 2024
10.2	Form of Inducement PIO	8-K	4.1	July 11, 2024
10.3	Amended and Restated Forbearance Agreement between the Company and Veru, dated September 19, 2024	8-K	10.1	September 20, 2024
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onconetix, Inc.

Date: December 9, 2024		/s/ Ralph Schiess
Ralph Schiess Interim Chief Executive Officer
(principal executive officer)

Date: December 9, 2024	By:	/s/ Karina M. Fedasz
Karina M. Fedasz
Interim Chief Financial Officer
(principal financial and accounting officer)