Form 10-K
period 2024-12-31
Onconetix, Inc.
filed 2025-06-02
CIK 1782107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Based on the closing price as reported on the Nasdaq Capital Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $3.6 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 30, 2025, the registrant had 44,358,422 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On September 24, 2024, the Company effected a Reverse Stock Split of all shares of its issued and outstanding Common Stock at a ratio of one-for-forty (1:40). The Company accounted for the reverse stock split on a retrospective basis pursuant to Accounting Standards Codification (“ASC”) 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, and share-based awards’ exercise prices and per share data in this report and the consolidated financial statements have been adjusted, on a retrospective basis, to reflect the reverse stock split for all periods presented. The number of authorized shares and par value of the preferred stock and common stock were not adjusted because of the reverse stock split.

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

In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations;

●	our ability to commercialize or monetize Proclarix and integrate the assets and commercial operations acquired in the share exchange with Proteomedix AG (“Proteomedix”);

●	our reliance on third parties, including Laboratory Corporation of America (“LabCorp”), to develop, market, distribute and sell Proclarix;

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

●	our ability to maintain the necessary regulatory approvals to market and commercialize our product;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current product;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated, or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third parties, including manufacturers and logistics companies;

●	the success of competing therapies or diagnostics and products that are or become available;

●	our ability to successfully compete against current and future competitors;

●	our ability to expand our organization to accommodate potential growth and our ability to attract, motivate and retain key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product;

●	market acceptance of our product, the size and growth of the potential markets for our current product, and our ability to serve those markets; and

●	disruptions in the business of Onconetix or Proteomedix, which could have an adverse effect on their respective businesses and financial results.

These forward-looking statements involve numerous risks and uncertainties. Although we believe that our expectations in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Risk Factors,” Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this Report. You should thoroughly read this Report and the documents that we refer to with the understanding that our actual future results may be materially different and worse than what we expect. We qualify all our forward-looking statements by these cautionary statements.

The forward-looking statements made in this Report relate only to events or information as of the date on which the statements were made. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this Report and the documents that we refer to in this Report and have filed as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from what we expect.

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

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects that you should consider before making a decision to invest in our common stock. These risks are discussed more fully in “Risk Factors” beginning on page 28 of this Report. These risks include, but are not limited to, the following:

●	Company shareholders may not realize a benefit from the ENTADFI or Proteomedix (“Proteomedix”) acquisitions commensurate with the ownership dilution they have experienced in connection with the transactions.

●	We may fail or elect not to commercialize our product.

●	Disruptions to or significantly increased costs associated with transportation and other distribution channels for Proclarix may adversely affect our margins and profitability.

●	Proclarix is subject to competition from other prostate cancer diagnostics and larger, well-established companies with substantially greater resources than us.

●	We may not be able to successfully implement our strategy to grow sales of Proclarix in the European market or other markets, if authorized, grow sales in the United States market.

●	We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

●	We have incurred significant net losses since inception, have only generated minimal revenue, and anticipate that we will continue to incur substantial net losses for the foreseeable future and may never achieve or maintain profitability. Our stock is a highly speculative investment.

●	We depend entirely on the success of a single product. If we do not successfully commercialize our product or we experience significant delays in doing so, this product may not be profitable.

●	There is substantial doubt about our ability to continue as a “going concern,” and we will require significant additional capital to make the investments we need to execute our business plan. If we are unable to raise additional capital when needed, we could be forced to delay, reduce or terminate commercialization efforts or certain operations, and we may be unable to continue as a going concern in the long term. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

●	We may not be able to gain and retain market acceptance for our product.

●	We expect to rely on third party manufacturers for Proclarix.

●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product, others could compete against us more directly, which would harm our business, possibly materially.

●	The market price of our common stock has been extremely volatile and may continue to be highly volatile due to numerous circumstances beyond our control, and stockholders could lose all or part of their investment.

●	There can be no assurance that we will be able to comply with the continued listing requirements of, and remain trading on, the Nasdaq Stock Market, LLC (“Nasdaq”).

●	We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

●	Our amended and restated certificate of incorporation (“Amended and Restated Certificate of Incorporation”) and our amended and restated bylaws (“Amended and Restated Bylaws”), and Delaware law may have anti-takeover effects that could discourage, delay, or prevent a change in control, which may cause our stock price to decline.

●	A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to price volatility in our common stock.

●	We may have violated Section 13(k) of the Exchange Act of 1934, as amended (“Exchange Act”) (implementing Section 402 of the Sarbanes-Oxley Act of 2002) and may be subject to sanctions as a result.

●	Misconduct and errors by our current and former employees and our third-party service providers could cause a material adverse effect on our business and reputation.

●	We may consider strategic alternatives in order to maximize stockholder value, including financing, strategic alliances, licensing arrangements, acquisitions or the possible sale of our business. We may not be able to identify or consummate any suitable strategic alternatives and any consummated strategic alternatives may not be successful.

●	If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired. We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated, or that additional material weaknesses will not occur in the future.

●	The issuance or conversion of securities would result in significant dilution in the equity interest of existing shareholders and adversely affect the marketplace of the securities.

●	If completed, the Ocuvex Business Combination may not achieve its intended results and may result in us assuming unanticipated liabilities.

●	The transactions contemplated by the Ocuvex LOI are subject to conditions that may not be satisfied on a timely basis or at all. Failure to complete the transactions contemplated by the Ocuvex LOI could have material and adverse effects on us.

●	We will be subject to business uncertainties while the Ocuvex Business Combination is pending, which could adversely affect our business.

●	We expect to incur significant transaction costs in connection with the Ocuvex Business Combination.

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

In light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and is working with an investment advisor to assist with the potential sale or other transaction of the ENTADFI assets. There is currently no plan to resume commercialization of ENTADFI, and as such, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product.

We rely and will continue to rely on third parties for the manufacturing of Proclarix. We have no internal manufacturing capabilities, and we will continue to rely on third parties, of which the main suppliers are single-source suppliers, for commercial products.

We do not have any products approved for sale, aside from Proclarix, from which we have generated revenue since acquisition, and ENTADFI, from which we have not generated any revenue from product sales, and for which we have now abandoned commercialization activities. To date, we have financed our operations primarily with proceeds from our sale of preferred securities to seed investors, the initial public offering (“IPO”), and subsequent offerings of debt and equity securities. We will continue to require significant additional capital to commercialize Proclarix and to fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and to rely on third-party resources for marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches, to support our operations.

We have incurred net losses since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, our expenditures on other research and development activities and commercialization activities. As of December 31, 2024, the Company had a working capital deficit of approximately $17.3 million and an accumulated deficit of approximately $113.0 million. We will need to raise additional capital within the next 12 months to sustain operations.

Until we generate revenue sufficient to support self-sustaining cash flows, if ever, we will need to raise additional capital to fund our continued operations, including our product development and commercialization activities related to our current and future products. There can be no assurance that additional capital will be available to us on acceptable terms, or at all, or that we will ever generate revenue sufficient to provide self-sustaining cash flows. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements of Onconetix, as of and for the year ended December 31, 2024, included elsewhere in this Report do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Because of the numerous risks and uncertainties associated with our business, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Additionally, even if we are able to generate revenue from Proclarix, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations.

On April 30, 2025, Proteomedix, in accordance with Swiss law, provided notice to three employees that their respective employment relationships will end on July 31, 2025. This change is not expected to significantly impact operations.

Potential Ocuvex Transaction

On April 1, 2025, the Company and Ocuvex Therapeutics, Inc. (“Ocuvex”) signed a Non-Binding Letter of Intent (the “Ocuvex LOI”) contemplating a potential business combination transaction with Ocuvex, pursuant to which the Company will acquire all the issued and outstanding equity interests of Ocuvex in exchange for newly issued shares of common stock of the Company. Immediately following the closing of the proposed transaction, the pre-closing Ocuvex equity holders will own approximately 90% of the equity interests in the combined company.

The Ocuvex LOI only represents a mutual indication of interest regarding the proposed transaction, and the terms of such transaction are subject to a number of contingencies, including the completion of customary due diligence and the negotiation and execution of definitive agreements. Upon execution of the definitive agreement, the completion of the transaction will be subject to, among other matters, satisfaction of the conditions negotiated therein, the buyer having secured adequate financing, and receipt of all third party (including governmental) approvals, licenses, consents, and clearances, as and when applicable.

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

Karina M. Fedasz, our Interim Chief Financial Officer since June 2024, was appointed as Interim Chief Executive Officer on April 2, 2025. For more than two decades, Ms. Fedasz has helped companies raise capital, model and forecast business, manage cash flow and conduct mergers and acquisitions. She is a dynamic, data-driven executive with a bold, high-growth mindset. From January 2023 to June 2024, Ms. Fedasz worked with various clients, including a not-for-profit and an early-stage artificial intelligence and data-driven health and wellness tracker. From February 2022 to December 2022, Ms. Fedasz served as Head of Business Development for Evofem Biosciences, a Nasdaq-listed public biotech company developing innovative products for women's health. From August 2019 to October 2021, Ms. Fedasz served in various positions of increasing responsibility, including Chief Financial Officer, at IDW Media Holdings, a micro-cap media company, where she managed the company's initial public offering. From April 2018 to August 2019, Ms. Fedasz served as Chief Financial Officer of MOCEAN, an integrated agency for entertainment, gaming, and brands. Ms. Fedasz's breadth of experience has seen her lead teams in media, technology, services, manufacturing, and education, and she has worked with companies whose clients and customers include Fortune 500 companies such as Netflix, Disney, Amazon, Apple, Activision, and EA. Ms. Fedasz received an MBA with an emphasis in finance from Columbia Business School and a BA from University California at Los Angeles (UCLA). She holds an inactive CPA in the state of California.

Additionally, members of our board of directors (“Board”) have extensive expertise in the fields of life sciences, business and finance. Our directors include Andrew Oakley, who had held several CFO positions at publicly-traded pharmaceutical companies, Simon Tarsh, a retired Deloitte Consulting managing director with experience in life sciences, Ajit Singh, a partner at a Silicon Valley-based fund, and Timothy Ramdeen, who has nearly a decade of experience in private equity and hedge fund investing, capital markets, and company formation.

Nasdaq Compliance

On January 24, 2025, the Company received a letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s Common Stock from November 25, 2024 to January 10, 2025, the Company is no longer in compliance with the requirement for continued listing on The Nasdaq Capital Market to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq provided the Company with 180 calendar days to regain compliance with the Minimum Bid Price Rule.

On April 14, 2025, Nasdaq issued a further notice (the “Notice”) to the Company that it determined that the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days. Accordingly, the Company is subject to the provisions under Nasdaq Listing Rule 5810(c)(3)(A)(iii). As a result, unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of the Common Stock would be suspended at the opening of business on April 23, 2025, and a Form 25-NSE would be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq. On May 27, 2025, the Company appeared before the Nasdaq Hearings Panel and requested a stay of suspension. The Panel’s decision about the stay request is still pending as of the date these financials were filed.

On April 24, 2025, the Company received an additional deficiency notice from Nasdaq that the Company was not in compliance with Nasdaq’s continued listing standards as set forth in Listing Rule 5250(c)(1) given the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and that this matter serves as an additional basis for delisting the Company’s securities from Nasdaq. As the Company was already before a Panel for its failure to comply with Minimum Bid Price Rule, the Company had seven calendar days from the date of the Notice, or until May 1, 2025, to request a stay of the suspension, which request would stay the suspension of the Company’s securities pending the Panel’s decision. The Company submitted a stay request on or before May 1, 2025.

On May 20, 2025, the Company received an additional deficiency notice from Nasdaq that the Company was not in compliance with Nasdaq’s continued listing standards as set forth in Listing Rule 5250(c)(1) given the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and that this matter serves as an additional basis for delisting the Company’s securities from Nasdaq. The Company had seven calendar days from the date of the Notice, or until May 27, 2025, to request a stay of the suspension, which would stay the suspension of the Company’s securities pending the Panel’s decision. On May 27, 2025, the Company appeared before the Nasdaq Hearings Panel and requested a stay of suspension. The Panel’s decision about the stay request is still pending as of the date these financials were filed.

However, there are no assurances that the Panel will grant the Company’s request for continued listing or an extension to demonstrate compliance. If the Company does not obtain a favorable decision from the Panel, its Common Stock will become subject to delisting.

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

The consummation of the Share Exchange (the “Share Exchange Closing”) was subject to customary closing conditions and the execution of the Subscription Agreement entered into with Altos Ventures, a shareholder of Proteomedix prior to the closing of the Share Exchange (the “PMX Investor”). The Share Exchange closed on December 15, 2023 (the “Share Exchange Closing Date”). The closing of the acquisition of Proteomedix for all stock consideration provided Proteomedix shareholders with an initial 16.4% ownership stake of Onconetix, and Series B Preferred Stock convertible into 6,741,820 shares of Onconetix Common Stock, subject to Onconetix stockholder approval of the same (“Stockholder Approval”). On September 5, 2024, at the annual stockholders’ meeting of the Company, the Company obtained the requisite Stockholder Approval from Onconetix stockholders. On September 24, 2024, all outstanding shares of Series B Preferred Stock converted into an aggregate of 6,741,820 shares of Onconetix Common Stock.

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

Proclarix addresses the unsolved problem of prostate cancer overdiagnosis, which can lead to negative prostate biopsies that increase costs for the healthcare system and uncertainty for patients. Proclarix is approved for sale in the European Union under the IVDR. Proclarix was first CE marked under the IVD Directive in Europe on January 31, 2019. On October 7, 2022, Proclarix gained CE marking under the IVD Regulation (IVDR) and was registered in the United Kingdom and Switzerland under applicable regulations. Clinical studies have confirmed that Proclarix accurately identifies clinically significant prostate cancer through a risk score derived from a clinical decision support system and could help avoid many unneeded biopsies. Proclarix as a clinical support system is designed to aggregate multimodal information in an effort to develop a patient-centric diagnostic approach. We intend to add more information to the risk score in the future, such as other biomarkers or magnetic resonance imaging data, to provide an even more powerful tool to guide the patient’s diagnostic journey. The markers and the bioinformatics algorithm used are patent-protected.

The guidelines of the European Association of Urology (“EAU”) and of the American Urological Association/Society of Urologic Oncology (“AUA/SUO”) both recommend the use of blood-based biomarker tests, such as Proclarix, to aid in the early detection and evaluation of prostate cancer. Proclarix can be performed in any laboratory using standard equipment. Proteomedix announced commercial availability of Proclarix in Europe on February 26, 2020 and began marketing Proclarix to selected pilot laboratories offering Proclarix in Switzerland, Germany, Italy and the United Kingdom. Proclarix is currently not reimbursed in Europe, and therefore patients pay for Proclarix out of pocket. The number of sold Proclarix tests current corresponds to the early market development stage and selected few laboratories offering Proclarix. In 2024, we had revenues of $86,957 from sales of Proclarix. Prior to being acquired by Onconetix in 2023, Proteomedix had $67,380 from sales of Proclarix. In the United States, the development and commercialization of Proclarix is being pursued by Laboratory Corporation of America Holdings, more commonly called LabCorp, pursuant to an exclusive license agreement entered into between Proteomedix and LabCorp in 2023.

Proteomedix was founded by a multi-disciplinary group of scientists and clinicians that include Prof. Emeritus Dr. Thomas Cerny, president of the Swiss Cancer Research Foundation, Prof. Ruedi Aebersold, a pioneer in proteomics technology development, and the late Prof. Wilhelm Krek, a leader in cancer research. Proteomedix’s management consists of Dr. Ralph Schiess (Chief Executive Officer), who developed the biomarker technology, and Christian Brühlmann (Chief Business Officer), with seasoned experience in finance, business development and product management. On February 18, 2025, Christian Brühlmann resigned from his position as Chief Strategy Officer of the Company. Mr. Brühlmann will remain in his position as Chief Business Officer of Proteomedix. On February 24, 2025, Dr. Schiess resigned from his positions as the Interim Chief Executive Officer of the Company and Chief Science Officer of Proteomedix, effective immediately, and from his position as Chief Executive Officer of Proteomedix, effective May 31, 2025.

Terms of the PMX Transaction

Consideration

Pursuant to the Share Exchange Agreement, on December 15, 2023, in full payment for the Purchased Shares, Onconetix issued shares (the “Exchange Shares”) consisting of: (i) 91,885 shares of Common Stock equal to approximately 19.99% of the total issued and outstanding Common Stock prior to the acquisition and (ii) 2,696,729 shares of Series B Preferred Stock convertible into 6,741,820 shares of Common Stock. The parties agreed that the aggregate value of the Exchange Shares at the Share Exchange Closing was equal to approximately Seventy-Five Million U.S. Dollars ($75,000,000) (the “Exchange Consideration”) less the value of the Proteomedix Shares for which the Proteomedix Stock Options (as defined below) are exercisable immediately prior to the Share Exchange Closing, subject to adjustment for indemnification as described below. Following the Share Exchange Closing, 571,049 and 558,114 shares of Common Stock were issued and outstanding, respectively.

The fair value of the 91,885 shares of Common Stock, was determined using the closing price of the Common Stock as of the Share Exchange Closing Date, which was $9.528. The fair value of the 2,696,729 shares of Series B Preferred Stock was based on the underlying fair value of the common shares issuable upon conversion, also based on the closing price of the Common Stock as of the Share Exchange Closing Date. The aggregate fair value of the common and preferred shares issued as consideration was equal to approximately $65.1 million.

Tungsten Advisors acted as financial advisor to Proteomedix at Proteomedix’s expense. As part of compensation for services rendered by Tungsten Advisors, the parties agreed that $7,500,000 in Exchange Shares were issued to certain affiliates of Tungsten Advisors (the “Advisor Parties”) out of the total Exchange Consideration issued by Onconetix.

As a result of the PMX Transaction, Proteomedix became a direct, wholly owned subsidiary of Onconetix. Immediately following the Conversion (as defined below) and closing of the investment pursuant to the Subscription Agreement (as defined below), Sellers owned approximately 87.2% of the outstanding equity interests of Onconetix, the PMX Investor owned approximately 7.5% of the outstanding equity interests of Onconetix, and the stockholders of Onconetix immediately prior to the Share Exchange Closing owned approximately 5.3% of the outstanding equity interests of Onconetix.

Each option to purchase shares of Proteomedix (each, a “Proteomedix Stock Option”) outstanding immediately before the Share Exchange Closing, whether vested or unvested, remained outstanding until the Conversion unless otherwise terminated in accordance with its terms. At the Conversion, each outstanding Proteomedix Stock Option, whether vested or unvested, was assumed by Onconetix and converted into the right to receive (a) an option to acquire shares of Common Stock (each, an “Assumed Option”) or (b) such other derivative security as Onconetix and Proteomedix agreed, subject in either case to substantially the same terms and conditions as were applicable to such Proteomedix Stock Option immediately before the Share Exchange Closing. Each Assumed Option: (i) represented the right to acquire a number of shares of Common Stock equal to the product of (A) the number of Proteomedix Common Shares that were subject to the corresponding Proteomedix Option immediately prior to the Share Exchange Closing, multiplied by (B) the Exchange Ratio (as defined in the Share Exchange Agreement); and (ii) had an exercise price (as rounded down to the nearest whole cent) equal to the quotient of (A) the exercise price of the corresponding Proteomedix Option, divided by (B) the Exchange Ratio.

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

Stockholder Subscription Agreement and Debenture

In connection with the PMX Transaction, on December 18, 2023, Onconetix entered into a Subscription Agreement (the “Subscription Agreement”) with the PMX Investor for a private placement of $5.0 million of units (the “Units”), each Unit comprised of (i) one share of Common Stock and (ii) one pre-funded warrant (collectively, the “Warrants”) to purchase 0.3 shares of Common Stock at an exercise price of $0.04 per share, for an aggregate purchase price per Unit of $10.00 (the “Purchase Price”). Additional shares are issuable to the PMX Investor to the extent the PMX Investor continues to hold Common Stock included in the Units and if the VWAP during the 270 days following the Share Exchange Closing is less than the Purchase Price, as set forth in the Subscription Agreement.

On January 23, 2024, the Company issued a non-convertible debenture (the “Altos Debenture”) to the PMX Investor in the principal sum of $5.0 million, the payment of which shall offset the $5.0 million subscription amount for the Units pursuant to the Subscription Agreement.

The Altos Debenture had an interest rate of 4.0% per annum, and the principal and accrued interest was originally repayable in full upon the earlier of (i) the closing under the Subscription Agreement and (ii) June 30, 2024. Additionally, the $5.0 million subscription amount under the Subscription Agreement shall be increased by the amount of interest payable under the Altos Debenture.

On April 24, 2024, the Altos Debenture was amended to extend the maturity date to the earlier of (i) the closing under the Subscription Agreement and (ii) October 31, 2024 (the “Altos Amendment”). On September 24, 2024, upon obtaining stockholder approval and pursuant to the Subscription Agreement, the Company issued an aggregate of 513,424 units (the “Units”) to Altos, each Unit comprised of (i) one share of Common Stock and (ii) one pre-funded warrant (collectively, the “Altos Warrants”) to purchase 0.3 shares of Common Stock at an exercise price of $0.04 per share. The Altos Warrants were immediately exercisable at any time on or after the date of issuance and had a term of exercise of five (5) years from the date of issuance. The outstanding debt, as per the Altos Debenture agreement, is considered settled through the unit issuance.

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

Pursuant to the terms of the Veru APA, the Company agreed to provide Veru with initial consideration totaling $20.0 million, consisting of (i) $6.0 million paid upon the closing of the transaction, (ii) an additional $4.0 million in the form of a non-interest bearing note payable due on September 30, 2023, and (iii) an additional $10.0 million in the form of two equal (i.e. each for $5.0 million) non-interest bearing notes payable, each due on April 19, 2024 and September 30, 2024. On April 24, 2024, Veru agreed to forbear its rights and remedies until March 31, 2025, which forbearance period was further extended until June 30, 2025 by limited waiver on March 31, 2025 and April 24, 2025, with respect to, among other things, our inability to pay amounts due on April 19, 2024, and on September 19, 2024, Veru agreed to forbear its rights and remedies until June 30, 2025 with respect to, among other things, our inability to pay amounts due on September 30, 2024. In addition, on November 26, 2024, the Company and Veru entered into a waiver and amendment to the forbearance agreement, pursuant to which Veru agreed to waive the due date for payment of applicable Company cash receipt payments generated in October 2024 in consideration for an increase in payments to be made to Veru out of future financing and strategic transactions through June 30, 2025.

On September 29, 2023, the Company entered into an amendment (the “Veru Amendment”) of the Veru APA. Pursuant to the Veru Amendment, the $4.0 million note payable originally due on September 30, 2023 was deemed paid and fully satisfied upon (1) the payment to Veru of $1.0 million in immediately available funds on September 29, 2023, and (2) the issuance to Veru by October 3, 2023 of 3,000 shares of Series A Preferred Stock of the Company, which converted in to 142,749 shares of Common Stock on September 24, 2024.

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

In light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and is working with an investment advisor to assist with the potential sale or other transaction of the ENTADFI assets. There is currently no plan to resume commercialization of ENTADFI, and as such, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product. In addition, as part of cost reduction efforts and in connection with our initial pause in commercializing ENTADFI, we terminated three employees involved with the ENTADFI program, effective April 30, 2024, with such individuals to continue assisting the Company on an as-needed, consulting basis. Based on the current circumstances surrounding ENTADFI, at June 30, 2024, the ENTADFI assets were fully impaired.

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

Market Opportunity

Proclarix, the first diagnostic product of Proteomedix, is addressing unmet medical needs related to prostate cancer, which is the second most frequently diagnosed cancer in men. There were 1,467,854 new cases of prostate cancer and 397,430 prostate cancer related deaths worldwide in 2022 according to World Cancer Research Fund International.

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

The worldwide market for in vitro diagnostic (“IVD”) products was valued at $101 billion in 2024. Europe and North America are the largest markets, followed by Asia, mainly Japan and China, according to MarketsandMarkets.

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

Competition

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

Foreign Regulation

In order to market any product outside of the United States, we need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our product candidates. For example, in the EU, we must obtain authorization of a clinical trial application, or CTA, in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA approval for a drug, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the drug in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

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

EU Drug regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our product. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions such as in China and Japan. Although many of the issues discussed above with respect to the United States apply similarly in the context of the EU, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. Failure to comply with applicable foreign regulatory requirements may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Employees

As of May 30, 2025, we had 5 full-time and 2 subcontracted employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

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

Buyback Program

On November 10, 2022, the Board approved a stock repurchase program (the “Repurchase Program”) to allow the Company to repurchase up to 125,000 shares of common stock with a maximum price of $1.00 per share, with discretion to management to make purchases subject to market conditions. On November 18, 2022, the Board approved an increase to the maximum price to $2.00 per share. There was no expiration date for this program and the maximum price per share was not adjusted in connection with the reverse split. Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

On November 13, 2024, the Board terminated the Repurchase Program. During the fiscal year ended December 31, 2024, there were no repurchases. During the fiscal year ended December 31, 2023, the Company repurchased 1,441 shares of common stock under the Repurchase Program, for an aggregate of approximately $59,000, at an average price of $40.8 per share.

Fundraising Activities

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

On July 11, 2024, the Company consummated the transaction contemplated by the Inducement Letters upon unanimous written consent of the Board (the “Warrant Inducement”). The Company received aggregate net proceeds of approximately $0.9 million from the exercise of the Existing PIOs by the holders and the sale of the Inducement PIOs, after deducting placement agent fees and other offering expenses payable by the Company.

On October 1, 2024, the Board authorized the Company to create a series of 10,000 shares of preferred stock designated as “Series C convertible Preferred Stock”, with a par value of $0.00001, pursuant to the certificate of designations. At any time after the initial issuance date of Series C convertible Preferred Stock, each Preferred Share shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock. On October 2, 2024, the Company entered into, and sold, to six institutional investors (collectively, the “PIPE Investors”), pursuant to the securities purchase agreement an aggregate of 3,499 shares of Series C convertible preferred stock, par value $0.00001 per share, which includes an issuance of 840 shares of Series C Preferred Stock to the lead investor in consideration for the PIPE Investors’ irrevocable commitment to purchase shares of the Series C Preferred Stock, and warrants to purchase 591,856 shares of Common Stock, (together, the “PIPE Securities”) for aggregate net cash proceeds to the Company of $1.9 million.

On October 2, 2024, the Company entered into a Common Stock ELOC Purchase Agreement relating to a Committed Equity Facility with an institutional investor (the “ELOC Purchaser”), whereby the Company may offer and sell, from time to time at its sole discretion, and whereby the ELOC Purchaser has committed to purchase, up to $25.0 million of the Company’s newly issued Common Stock, subject to certain limitations. As of December 31, 2024 and May 30, 2025, the Company has sold approximately 2,757,933 shares and 33,256,563 shares under the ELOC Purchase Agreement for aggregate proceeds of approximately $0.9 million and $5.3 million, respectively, totaling 36,014,496 shares sold under the ELOC Purchase Agreement for gross proceeds of approximately $6.2 million. In January 2025, there were 3,492,067 shares that were settled bringing the total sold shares to approximately 6,250,000 shares under the ELOC Purchase Agreement. Additionally, as of May 30, 2025, an aggregate of 2,130 Series C Preferred Stock was outstanding, after redemptions of 1,369 shares for an aggregate of $1.71 million. An additional amount of $150,531 is due to the PIPE Series C investors for 120 Series C preferred shares that remain due from the most recent ELOC draw. These 120 shares remain subject to future redemption.

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

We are a commercial-stage biotechnology company that was incorporated in October 2018. Our net loss was $58.7 million and $37.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $115.7 million. We also generated negative operating cash flows of $10.5 million for the year ended December 31, 2024.

We expect to continue to spend significant resources to commercialize our product. We expect to incur substantial and increasing operating losses over the next several years. As a result, our accumulated deficit will also increase significantly. Additionally, there can be no assurance that our current product or those that may be under development by us in the future will be commercially viable. If we are unable to achieve profitability or raise sufficient working capital, we may be unable to continue our operations.

There is substantial doubt about our ability to continue as a “going concern,” and we will require substantial additional funding to finance our long-term operations. If we are unable to raise additional capital when needed, we could be forced to delay, reduce or terminate our product or other operations.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future.  As of December 31, 2024, the Company had cash of approximately $0.6 million, a working capital deficit of approximately $17.3 million and an accumulated deficit of approximately $115.7 million.

We estimate, as of the date of this Report, that our current cash balance is not sufficient to fund operations through the end of May 2026. We believe that we will need to raise substantial additional capital to fund our continuing operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s working capital needs and business activities, including the commercialization of Proclarix, which is still subject to further successful development and commercialization activities within certain jurisdictions.

Management also intends to secure additional required funding through equity or debt financings if available. In December 2024, the Company began utilizing the ELOC entered into in October 2024 (see Note 9) on an as-needed basis to fund current operating needs, subject to certain restrictions and beneficial ownership constraints. However, based on the terms of the ELOC and the current maximum availability, management determined that the funds readily available under the ELOC will not be sufficient to sustain operations. In addition, there are currently no other commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. This creates significant uncertainty whether the Company will have the funds available to be able to sustain its operations and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of future product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if its required to, file for bankruptcy.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year following the date of this Report. Our future capital requirements will depend on many factors, including:

●	the costs of future development and commercialization activities, including product manufacturing, marketing, sales, royalties and distribution, for Proclarix, and other products for which we have received or will receive marketing approval;

●	our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;

●	any product liability or other lawsuits related to our product;

●	the expenses needed to attract, hire, and retain skilled personnel;

●	the revenue, if any, received from commercial sales of Proclarix or other products for which we may receive marketing approval;

●	the costs to establish, maintain, expand, enforce, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending, and enforcing our patents or other intellectual property rights; and

●	the costs of operating as a public company.

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

Due to recent financial constraints, the Company may be unable to timely pay amounts due to Veru, from whom we purchased ENTADFI in April 2023. We may not have sufficient funds to pay amounts due to Veru in the near term, if at all, including but not limited to $10 million, $5 million of which was due on April 19, 2024 and is subject to certain forbearance terms, and $5 million of which was due on September 30, 2024 and was subject to certain forbearance terms. On April 24, 2024, Veru agreed to forbear its rights and remedies until March 31, 2025, which forbearance period was further extended until June 30, 2025 by limited waiver on March 31, 2025 and April 24, 2025, with respect to, among other things, our inability to pay amounts due on April 19, 2024, and on September 19, 2024, Veru agreed to forbear its rights and remedies until June 30, 2025 with respect to, among other things, our inability to pay amounts due on September 30, 2024. In addition, on November 26, 2024, the Company and Veru entered into a waiver and amendment to the forbearance agreement, pursuant to which Veru agreed to waive the due date for payment of applicable Company cash receipt payments generated in October 2024 in consideration for an increase in payments to be made to Veru out of future financing and strategic transactions through June 30, 2025. However, Veru may take future action against us, including filing legal proceedings against us seeking amounts due and interest accrued or attempting to terminate its relationship with us. If Veru were to take legal action against us, we may be forced to scale back our business plan and/or seek bankruptcy protection. We may be subject to litigation and damages for our failure to pay amounts due to Veru, and may be forced to pay interest and penalties, which funds we do not currently have.

In light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and is working with an investment advisor to assist with the potential sale or other transaction of the ENTADFI assets. There is currently no plan to resume commercialization of ENTADFI, and as such, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product.

We plan to seek funding to support our operations and to pay amounts due to Veru, through a combination of equity offerings, debt financing or other capital sources, including potential collaborations, licenses, sales, and other similar arrangements, which may not be available on favorable terms, if at all. The sale of additional equity or debt securities, if accomplished, may result in dilution to our stockholders. Furthermore, any revenue or financing proceeds that we are required to pay to Veru will detract from our ability to use such funds to support our operations.

Our current liabilities are significant, and if those to whom we owe accounts payable, such as Veru or other vendors, were to demand payment, we would be unable to pay.

As of December 31, 2024, we had total current liabilities of approximately $18.3 million, including accounts payable of approximately $3.8 million, accrued expenses of approximately $0.9 million, and approximately $9.3 million (net of discount) related to the notes payable due to Veru. As of the same date, we had cash of only $0.6 million. In light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and is working with an investment advisor to assist with the potential sale or other transaction of the ENTADFI assets. There is currently no plan to resume commercialization of ENTADFI, and as such, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product. We plan to seek funding to support our operations. We have also concurrently reduced our liabilities by entering into a settlement agreement, dated January 15, 2025, with IQVIA, Inc. concerning potential termination payments, whereby we recorded an adjustment of approximately ($0.9) million in accounts payable. However, the level of our current liabilities may make it more difficult for us to obtain adequate financing on favorable terms, if at all. If those to whom these payments are due were to demand immediate payment, as they are entitled to do, and we are not able to make the required payments, we would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and insolvency. Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

Risks Related to the Commercialization of our Product

The marketing approval processes in the United States are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for Proclarix, our business may be harmed.

Although the FDA regulates in vitro diagnostic devices, some laboratory companies like LabCorp have successfully commercialized diagnostic tests for various conditions and disease states without seeking clearance or approval for such tests through a 510(k) or Premarket Application (“PMA”) approval process. These tests are known as LDTs and are designed, manufactured, and used within a single laboratory that is certified under the Clinical Laboratory Improvement Amendments (“CLIA”). CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for diagnostic, preventative or treatment purposes. Such LDT testing is currently under the purview of the Centers for Medicare & Medicaid Services (“CMS”) and state agencies that provide oversight of the safe and effective use of LDTs. A large number of laboratory testing in the United States consists of LDTs.

Proclarix has not yet advanced to the point when LabCorp could seek marketing approval for commercialization by CMS and state agencies in the United States. LabCorp cannot commercialize Proclarix in the United States without first obtaining approval from the CMS and state agencies, and Proclarix marketing approval could be delayed.

On May 6, 2024, the FDA issued a final rule to amend its regulations to make explicit that IVDs are devices under the Federal Food, Drug, and Cosmetic Act (FD&C Act) including when the manufacturer of the IVD is a laboratory. In conjunction with this amendment, the Food and Drug Administration is phasing out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory will generally fall under the same enforcement approach as other IVDs. If the new requirements are phased in, future offerings may require a 510(k) submission or a PMA application to the FDA.

This regulatory review and approval process for medical devices can be costly, timely, and uncertain. This process may involve, among other things, successfully completing additional clinical trials and submitting a premarket clearance notice or filing a premarket approval application with the FDA. If premarket review is required by the FDA, there can be no assurance that Proclarix will be cleared or approved on a timely basis, if at all. In addition, there can be no assurance that the labeling claims cleared or approved by the FDA will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our products. Ongoing compliance with FDA regulations could increase the cost of conducting business, subject us to FDA inspections and other regulatory actions, and potentially subject us to penalties in the event we fail to comply with such requirements.

We depend entirely on the success of a single product. If we do not successfully commercialize our product or we experience significant delays in doing so, this product may not be profitable.

Our business currently depends heavily on the successful commercialization of our product. We cannot be certain that our product will be successfully commercialized. The manufacturing, safety, efficacy, labeling, sale, marketing, and distribution of our product are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. The success of our product will depend on several additional factors, including:

●	establishing commercial manufacturing capabilities;

●	launching commercial sales, marketing and distribution operations;

●	establishing relationships with partners having established distribution, marketing and sales capabilities;

●	the prevalence and severity of adverse events experienced with our product;

●	acceptance of our product by patients, the medical community, and third-party payors;

●	a continued acceptable safety profile following approval;

●	obtaining and maintaining healthcare coverage and adequate reimbursement for our product;

●	competing effectively with other therapies and diagnostics, including with respect to the sales and marketing of our product; and

●	qualifying for, maintaining, enforcing and defending our intellectual property rights and claims.

Many of these factors are beyond our control, including potential threats to our intellectual property rights and changes in the competitive landscape. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product, which would materially harm our business, financial condition, and results of operations.

Obtaining and maintaining regulatory approval of our product in one jurisdiction does not mean that we will be successful in obtaining regulatory approval in other jurisdictions.

Obtaining and maintaining regulatory approval of our product in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a pharmaceutical product, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our product is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of pharmaceutical or diagnostic products with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties, and costs for us and could delay or prevent the introduction of our product in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our vaccine candidates will be harmed.

Even if we are able to commercialize our product, it may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

Our ability to commercialize our product successfully also will depend in part on the extent to which coverage and adequate reimbursement for this product and related treatments will be available from government health programs, private health insurers, integrated delivery networks and other third-party payors. Third-party payors decide which drugs they will pay for and establish reimbursement levels. A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payment for particular drugs. Increasingly, third-party payors are requiring that drug companies provide predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement may not be sufficient for commercial success. Coverage and reimbursement may impact the demand for, or the price of, our product. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize our product.

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

Our product could be subject to marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product.

Our product, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of promotional materials and safety and other post-marketing information and reports, registration and listing requirements, current Good Manufacturing Practice (“cGMP”) requirements for product facilities, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to physicians and related recordkeeping. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not comply with these restrictions, we may be subject to enforcement actions.

In addition, later discovery of previously unknown problems with our product, manufacturers or manufacturing processes and facilities or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on our product, manufacturers or manufacturing processes or facilities;

●	restrictions on the labeling, marketing, distribution, or use of a product;

●	requirements to conduct post-approval clinical trials, other studies, or other post-approval commitments;

●	warning or untitled letters;

●	withdrawal or recall of our product from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	fines, restitution or disgorgement of profits or revenue;

●	suspension or withdrawal of marketing approval;

●	refusal to permit the import or export of our product;

●	product seizure; and

●	injunctions or the imposition of civil or criminal penalties.

Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our product and product candidates internationally.

We intend to market our product and product candidates in international markets. In order to market our product in regions such as the EEA, Asia Pacific, and many other foreign jurisdictions, we must obtain separate regulatory approvals.

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

We have had limited interactions with foreign regulatory authorities. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Moreover, clinical studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file, we may not receive necessary approvals to commercialize our product in any market.

Company shareholders may not realize a benefit from the ENTADFI or Proteomedix acquisitions commensurate with the ownership dilution they have experienced in connection with the transactions.

If the Company is unable to realize the full strategic and financial benefits previously anticipated from the recent ENTADFI and Proteomedix acquisitions, our shareholders may experience a dilution of their ownership interests in our Company without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the Company is able to realize only part of the strategic and financial benefits previously anticipated from the transactions. In light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and is working with an investment advisor to assist with the potential sale or other transaction of the ENTADFI assets. There is currently no plan to resume commercialization of ENTADFI, and as such, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product.

Disruptions to or significantly increased costs associated with transportation and other distribution channels for Proclarix may adversely affect our margins and profitability.

We expect to rely on the uninterrupted and efficient operation of third-party logistics companies to transport and deliver Proclarix. These third-party logistics companies may experience disruptions to the transportation channels used to distribute our product, increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, and a shortage of manpower or capital or due to other business interruptions. Disruptions to the transportation channels experienced by our third-party logistics companies may result in increased costs, including the additional use of airfreight to meet demand. Disruptions to this business model or our relationship with the third party if, for example, performance fails to meet our expectations, could harm our business.

We may fail or elect not to commercialize our product.

We may not successfully commercialize our product. We or our collaboration partners in any potential commercial marketing efforts of our product may not be successful in achieving widespread patient or physician awareness or acceptance of this product. Also, we may be subject to pricing pressures from competitive products or from governmental or commercial payors or regulatory bodies that could make it difficult or impossible for us to commercialize our product. Any failure to commercialize our product could have a material adverse effect on our future revenue and our business.

In light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and is working with an investment advisor to assist with the potential sale or other transaction of the ENTADFI assets. There is currently no plan to resume commercialization of ENTADFI, and as such, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product.

If we fail to commercialize Proclarix, our business, financial condition, results of operations and prospects may be materially adversely affected and our reputation in the industry and in the investment community would likely be damaged.

We are dependent on third parties, including LabCorp, to develop, market, distribute and sell our product.

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

Additionally, if LabCorp is unable to commercialize Proclarix in the United States, and we fail to reach an agreement with any other commercialization partner, or upon reaching such an agreement that partner fails to sell a large volume of our product, it may have a negative impact on our business, financial condition, and results of operations.

We may not be able to gain and retain market acceptance for our product.

Physicians and other authorized health care practitioners may not prescribe our product, which would prevent our product from generating revenue. Market acceptance of our product by healthcare providers, patients and payors, will depend on a number of factors, many of which are beyond our control, including the following:

●	the clinical indications for which our product is approved;

●	acceptance by healthcare providers and payors of our product as safe and effective treatment or test;

●	the cost in relation to alternative treatments or tests;

●	the relative convenience and ease of administration of our product for the conditions for which it is intended;

●	the availability and efficacy of competitive drugs or tests;

●	the effectiveness of our sales and marketing efforts;

●	the extent to which our product is approved for inclusion on formularies of hospitals and managed care organizations;

●	the availability of coverage and adequate reimbursement by third parties, such as insurance companies and other health care payors, or by government health care programs, including Medicare and Medicaid;

●	limitations or warnings contained in a product’s FDA or other applicable regulatory agency’s approved labeling; and

●	prevalence and severity of adverse side effects.

Even if the medical community accepts that our product is safe and efficacious for its approved indications, healthcare providers may not immediately be receptive to the use or may be slow to adopt such product as an accepted treatment or test for the conditions for which it is intended. Without head-to-head comparative data, we will also not be able to promote our product as being superior to competing products. If our product does not achieve an adequate level of acceptance by healthcare providers and payors, we may not generate sufficient or any revenue from this product. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product may require significant resources and may never be successful.

In addition, even if our product achieves market acceptance, we may not be able to maintain that market acceptance over time if:

●	new products or technologies are introduced that are more favorably received than our product, are more cost effective or render our product obsolete;

●	unforeseen complications arise with respect to use of our product or

●	sufficient third-party insurance coverage or reimbursement does not remain available.

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

The degree of market acceptance of our current and future diagnostic tests and services depends on a number of factors, including:

●	whether there is adequate utilization of our tests by clinicians, laboratories and other target groups based on the potential and perceived advantages of our diagnostic tests over those of our competitors;

●	the convenience and ease of use of our diagnostic tests relative to those currently on the market;

●	the effectiveness of our sales and marketing efforts;

●	the ability of our distribution partners to meet sales forecasts;

●	our ability to provide incremental data that show the clinical benefits and cost effectiveness, and operational benefits, of our diagnostic tests;

●	the coverage and reimbursement acceptance of our product and services;

●	pricing pressure, including from group purchasing organizations (“GPOs”), seeking to obtain discounts on our diagnostic tests based on the collective bargaining power of the GPO members;

●	negative publicity regarding our or our competitors’ diagnostic tests resulting from defects or errors; and

●	the diagnostic sensitivity and diagnostic specificity of our tests relative to those of our competitors.

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

We derive a large portion or all of our revenues from a few major customers. For the year ended December 31, 2024, 100% of our development service revenue came from Immunovia, and 73% and 18% of our product sales revenue came from LabCorp and Cambridge, respectively. For the year ended December 31, 2023, we generated 100% of our revenue from one customer, in the context of a partnership with Immunovia AB (Sweden). In 2022, Immunovia AB partnered with Proteomedix to leverage Proteomedix’s research and development capabilities and to advance their research and development efforts.

There are inherent risks whenever a large percentage of the total revenue is concentrated with a few customers. It is not possible for us to predict the future level of demand for our product that will be generated by these customers or the future demand for our product by these customers. If any of these customers’ demands decline or delayed demands due to market, economic or competitive conditions, we could be pressured to reduce our prices, which could have an adverse effect on our financial position and could negatively affect our revenues and results of operations. If any of our largest customers terminate the purchase of our product, such termination would materially negatively affect our revenues, results of operations and financial condition.

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

We validate our tests in our lab in Switzerland using blood samples obtained from a variety of sources. Tests results can be affected by a number of variables including how the blood is extracted, how the blood is handled, the type of test tube used, the number and speed of centrifuge spins, the temperature the blood is exposed to during processing, the concentration of the reagents, and the timing of reagent use. All of these and other variables in the process are set forth in an assay protocol that we provide to our distributor lab partners along with training in proper compliance. If, due to human or equipment failure, there is material deviation from the protocols, the accuracy of our tests can be negatively impacted. If that occurs, the reputation of our product and our revenue could be negatively impacted.

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

We are dependent on third parties to market, distribute and sell our product.

Our ability to receive revenues is dependent upon the sales and marketing efforts of co-marketing partners and third-party distributors. If we fail to reach an agreement with any commercialization partner, or upon reaching such an agreement that partner fails to sell a large volume of our product, it may have a negative impact on our business, financial condition, and results of operations.

We have no experience manufacturing our product on a commercial scale and are dependent on third parties for the manufacture of our product. If we experience problems with any of these third parties, they could delay our ability to sell our product.

We do not have any manufacturing facilities. We will rely on third-party manufacturers for commercial supply of Proclarix.

We may be unable to establish agreements with third-party manufacturers for commercial supply on terms favorable to us, or at all. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and through quality management system;

●	the possible breach of the manufacturing agreement by the third party, including the inability to supply sufficient quantities or to meet quality standards or timelines; and

●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with U.S. cGMPs, QSR or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with cGMPs or other applicable regulations, even if such failures do not relate specifically to our product, could result in sanctions being imposed on us or the manufacturers, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or product recalls, operating restrictions and criminal prosecutions, any of which could adversely affect supplies of our product and harm our business and results of operations.

Our product may compete with other products and/or product candidates for access to these manufacturing facilities. There are a limited number of manufacturers that operate under cGMPs and that might be capable of manufacturing for us.

Any performance failure on the part of our manufacturers, including a failure that may not relate specifically to our product, could adversely impact our ability to generate commercial sales. If our contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer.

Our anticipated future dependence upon others for the manufacture of our product may adversely affect our future profit margins and our ability to commercialize our product on a timely and competitive basis.

Moreover, our manufacturers and suppliers may experience difficulties related to their overall businesses and financial stability, which could result in delays or interruptions of supply of our product.

Manufacturing risks may adversely affect our ability to manufacture our product and could reduce our gross margin and profitability.

Our business strategy depends on our ability to manufacture our product in sufficient quantities and on a timely basis so as to meet consumer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including:

●	quality or reliability defects in product components that we source from third-party suppliers, including manufacturing compliance with federal and state regulations;

●	our inability to secure product components in a timely manner, in sufficient quantities or on commercially reasonable terms;

●	our failure to increase production of product to meet demand;

●	our inability to modify production lines to enable us to efficiently implement changes in response to regulatory requirements; and

●	Potential damage to or destruction of our manufacturing equipment or manufacturing facility.

If demand for our product increases in the future, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline. Manufacturing of our product may require the modification of our production lines, the hiring of specialized employees, the identification of new suppliers for specific components, or the development of new manufacturing technologies. It may not be possible for us to manufacture this product at a cost or in quantities sufficient to make this product commercially viable. Any of these factors may affect our ability to manufacture our product and could reduce our gross margin and profitability.

We maintain single supply relationships for certain key components, and our business and operating results could be harmed if supply is restricted or ends or the price of raw materials used in its manufacturing process increases.

We are dependent on sole suppliers or a limited number of suppliers for certain components that are integral to our finished product. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we may be unable to quickly establish or qualify replacement sources of supply and could face production interruptions, delays and inefficiencies. In addition, technology changes by our vendors could disrupt access to the required manufacturing capacity or require expensive, time-consuming development efforts to adapt and integrate new equipment or processes. Our growth may exceed the capacity of one or more of these suppliers to produce the needed equipment and materials in sufficient quantities to support our growth. Any one of these factors could harm our business and growth prospects.

We may not be able to manage our manufacturing and supply chain effectively, which would harm our results of operations.

We must accurately forecast market demand for our product in order to have adequate product inventory available to fulfil our timeline and customer orders timely. Our forecasts will be based on multiple assumptions that may cause our estimates to be inaccurate, and thus affect our ability to ensure adequate manufacturing capability to satisfy market demand. Any material delay in our ability to obtain timely product inventories from our manufacturing facility and our ingredient suppliers could prevent us from satisfying increased consumer demand for our product, resulting in material harm to our brand and business. In addition, we will need to continuously monitor our inventory and product mix against forecasted demand to avoid having inadequate product inventory or having too much product inventory on hand. If we are unable to manage our supply chain effectively, our operating costs may increase materially.

We may in the future have conflicts with our current or future partners or third-party providers that could delay or prevent the commercialization of our current product.

We may in the future have conflicts with our current or future partners or third-party providers, such as conflicts concerning the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our partners, such partner may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the commercialization of our current product, and in turn prevent us from generating revenues:

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of our product.

We face an inherent risk of product liability exposure related to the commercialization of our product. Product liability claims may be brought against us by patients, healthcare providers or others using, administering, or selling our product.

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

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or halt the marketing and sale of our diagnostic tests and services. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product;

●	injury to our reputation and significant negative media attention;

●	significant costs to defend the related litigation;

●	substantial monetary awards to patients;

●	loss of revenue;

●	diversion of management and scientific resources from our business operations;

●	the inability to commercialize our product;

●	the initiation of investigations by regulators; and

●	product recalls, withdrawals or labeling, marketing, or promotional restrictions.

We have product liability insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks. However, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise, and such insurance may not be adequate to cover all liabilities that we may incur. Furthermore, we intend to expand our insurance coverage for product to include the sale of commercial product if we obtain regulatory approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products that receive regulatory approval. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim, or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash, and adversely affect our business.

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

It is essential to our business strategy that our technology and network infrastructure and our physical buildings remain secure and are perceived by our customers and corporate partners to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks by hackers and other security threats. We may face cyber-attacks that attempt to penetrate our network security, sabotage, or otherwise disable our, product and services, misappropriate our or our customers’ and partners’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. Despite security measures, we also cannot guarantee the security of our physical buildings. Physical building penetration or any cyber-attacks could negatively affect our reputation, damage our network infrastructure and our ability to deploy our product and services, harm our relationship with customers and partners that are affected, and expose us to financial liability.

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

As of May 30, 2025, we had 5 full-time and 2 subcontracted employees. We will need to increase the size of our organization in order to support our continued commercialization of our product. As our commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, maintaining, motivating, and integrating additional employees;

●	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

●	improving our managerial, development, operational, information technology and finance systems; and

●	expanding our facilities.

If our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product and to compete effectively will depend, in part, on our ability to manage any future growth effectively, as well as our ability to develop a sales and marketing force when appropriate. To that end, we must be able to hire, train and integrate additional management, manufacturing, administrative and sales and marketing personnel. The failure to accomplish any of these tasks could prevent us from successfully growing our company.

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

Generally, worldwide economic conditions remain uncertain. Access to capital markets is critical to our ability to operate. Traditionally, biotechnology companies have funded their research, development and commercialization expenditures through raising capital in the equity markets. Declines and uncertainties in these markets in the past have severely restricted raising new capital and have affected companies’ ability to continue to expand or fund existing research, development, and commercialization efforts. We require significant capital for the commercialization of our product. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. There is no certainty that the capital and credit markets will be available to raise additional capital on favorable terms. If economic conditions become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, if we are unable to access the capital markets on favorable terms, our ability to execute our business plan as scheduled would be compromised. Moreover, we rely and intend to rely on third-parties, including CROs, CMOs and other important vendors and consultants. Global economic conditions may result in a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

Conditions in the global economy may adversely affect our business, financial condition and results of operations.

Although demand for in vitro diagnostics is considered inelastic in developed economies, the in vitro diagnostic industry that we sell to may be affected by material changes in supply, market prices, exchange rates and general economic conditions. Delays or reductions in our customers’ purchasing or shifts to lower-cost alternatives that result from tighter economic market conditions would reduce demand for our product and services and could, consequently, have a material adverse effect on our business, financial condition, and results of operations.

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

Our industry is characterized by rapid changes, including technological and scientific breakthroughs, frequent new product introductions and enhancements and evolving industry standards, all of which could make our current diagnostic tests and others we are developing obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of scientific and technological advances. In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. There have also been advances in methods used to analyze very large amounts of molecular information as well as new imaging-based technologies used of the early assessment and monitoring of disease. We must continuously enhance our offerings and develop new and improved diagnostic tests to keep pace with evolving standards of care. If we do not leverage or scale our sample and data biobank, discover new diagnostic biomarkers or applications, or update our diagnostic tests to reflect new scientific knowledge, including about prostate cancer biology, and information about new cancer therapies or relevant clinical trials, our diagnostic tests could become obsolete and sales of our current diagnostic tests and any new tests we develop could decline or fail to grow as expected. This failure to make continuous improvements to our diagnostic tests to keep ahead of those of our competitors could result in the loss of customers or market share that would adversely affect our business, financial condition, and results of operations. The development of new liquid biopsy and imaging technologies could negatively impact demand for our product.

In the event that our product is the subject of guidelines, clinical studies or scientific publications that are unhelpful or damaging, or otherwise call into question the benefits of our product, we may have difficulty in convincing prospective customers to adopt our test. Moreover, the perception by the investment community or shareholders that recommendations, guidelines, or studies will result in decreased use of our product could adversely affect the prevailing market price for our common stock.

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

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product and/or product candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current product candidates and future product candidates, the processes used to manufacture them and the methods for using them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our product and/or product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the U.S. or in foreign jurisdictions outside of the U.S. Changes in either the patent laws or interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that may be issued from the applications we currently license or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our product and/or product candidates or technology could be adversely affected.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make compounds/assays that are similar to our product and/or product candidates and/or assays, but that are not covered by the claims of our licensed patents;

●	any patents that we obtain from licensing or otherwise may not provide us with any competitive advantages;

●	any granted patents that we rely upon may be held invalid or unenforceable as a result of legal challenges by third parties; and

●	the patents of others may have an adverse effect on our business.

We are dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing our product and/or product candidates, if approved. If we breach any of the agreements under which we license the use, development, and commercialization rights to our product and/or product candidates or technology from third parties or, in certain cases, we fail to meet certain development deadlines, we could lose license rights that are important to our business.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business, and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	our right to sublicense patent and other rights to third parties;

●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product and/or product candidates, and what activities satisfy those diligence obligations;

●	our obligation to pursue or license others to pursue development of indications we are not currently pursuing;

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;

●	our right to transfer or assign the license; and

●	the effects of termination.

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

Even if patents are issued based on patent applications to which we have been granted a license or owned by Proteomedix, because the patent positions of diagnostic methods and/or pharmaceutical and biotechnology products are complex and uncertain, we cannot predict the scope and extent of patent protection for our product and/or product candidates.

Any patents that may be issued based on patent applications that we have been granted licenses to or owned by Proteomedix will not ensure sufficient protection with respect to our activities for a number of reasons, including without limitation the following:

●	any issued patents may not be broad or strong enough to prevent competition from other diagnostic and/or vaccine products including identical or similar products;

●	if patents are not issued or if issued patents expire, there would be no protections against competitors making generic equivalents;

●	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;

●	there may be other patents existing, now or in the future, in the patent landscape for our product and/or product candidates that we seek to commercialize or develop, if any, that will affect our freedom to operate;

●	if patents that we have been granted licenses to are challenged, a court could determine that they are not valid or enforceable;

●	a court could determine that a competitor’s technology or product does not infringe patents that we have been granted licenses to;

●	patents to which we have been granted licenses could irretrievably lapse due to failure to pay fees or otherwise comply with regulations, or could be subject to compulsory licensing; and

●	if we encounter delays in our development or clinical trials, the period of time during which we could market our product under patent protection would be reduced.

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

The life of patent protection is limited, and third parties could develop and commercialize methods, products, and technologies similar or identical to ours and compete directly with us after the patent licensed to us expires, which could materially and adversely affect our ability to commercialize our product and technologies.

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

There may be intellectual property rights existing now, or in the future, relevant to our methods and/or product and/or product candidates that we seek to commercialize or develop, if any, that may affect our ability to commercialize such methods and/or product and/or product candidates. Although the Company is not aware of any such intellectual property rights, a third-party may hold intellectual property rights, including patent rights, that are important or necessary to the development or manufacture of our methods and/or product and/or product candidates. Even if all our main methods and/or product and/or product candidates are covered by patents, it may be necessary for us to use the patented or proprietary technology of third parties to commercialize our methods and/or product and/or product candidates, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms, or at all, and we could be forced to accept unfavorable contractual terms. In that event, we may be required to expend significant time and resources to redesign our technology, methods and/or product and/or product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, our business could be harmed.

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

We may infringe the intellectual property rights of others, which may prevent or delay our method and/or product development efforts and stop us from commercializing or increase the costs of commercializing our methods and/or product and/or product candidates.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We are not aware of any third-party proprietary rights that our planned methods and/or product will infringe or misappropriate, but we have not conducted any freedom to operate study as we are in the earliest stages of development. We thus cannot guarantee that our methods and/or product and/or product candidates, or manufacture or use of our product and/or product candidates, will not infringe third-party patents. Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our methods and/or product and/or product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. Some of these third parties may be better capitalized and have more resources than us. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In that event, we may not have a viable way around the patent and may need to halt commercialization of our methods and/or product and/or product candidates. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. In addition, we may be obligated to indemnify our licensors and collaborators against certain intellectual property infringement claims brought by third parties, which could require us to expend additional resources. The diagnostic, pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

If we are sued for patent infringement, we would need to demonstrate that our product and/or product candidates or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and diversion of management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our methods and/or product and/or product candidates to market and be precluded from manufacturing or selling our product and/or product candidates.

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

In addition to the possibility of litigation relating to infringement claims asserted against it, we may become a party to other patent litigation and other proceedings, including inter partes review proceedings, post-grant review proceedings, derivation proceedings declared by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future technologies or methods and/or product and/or product candidates. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace.

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

If the breadth or strength of our patent or other intellectual property rights is compromised or threatened, it could allow third parties to exploit and, in particular, commercialize our technology or methods and/or product or result in our inability to exploit and/or commercialize our technology and methods and/or product without infringing third-party intellectual property rights. Further, third parties may be dissuaded from collaborating with us.

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

Our intellectual property may not be sufficient to protect our methods and/or product and/or product candidates from competition, which may negatively affect our business as well as limit our partnership or acquisition appeal.

We may be subject to competition despite the existence of intellectual property we license or own or may in the future own. We can give no assurances that our intellectual property claims will be sufficient to prevent third parties from designing around patents we own or license and developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property could materially adversely affect our operating results and financial condition. Furthermore, limitations, or perceived limitations, in our intellectual property may limit the interest of third parties to partner, collaborate or otherwise transact with us, if third parties perceive a higher than acceptable risk to commercialization of our methods and/or product and/or product candidates or future product and/or product candidates.

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

A third party may also challenge the validity, enforceability, or scope of the intellectual property rights that we license or own and the result of these challenges may narrow the scope or claims of or invalidate patents that are integral to our product and/or product candidates in the future. There can be no assurance that we will be able to successfully defend patents we own or license in an action against third parties due to the unpredictability of litigation and the high costs associated with intellectual property litigation, amongst other factors.

Intellectual property rights may be less extensive and enforcement more difficult in jurisdictions outside of the U.S. Therefore, we may not be able to protect our intellectual property and third parties may be able to market competitive products that may use some or all of our intellectual property.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage and changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product.

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

Healthcare reform in the United States has been implemented in the past, and we expect further changes to be proposed in the future, leading to potential uncertainty in the healthcare industry. Violations of healthcare laws can have an adverse impact on our ability to advance our product and our operating results.

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

Because we anticipate the resources necessary to develop our product and/or product candidates will be substantial, we may explore funding and development collaboration opportunities with the U.S. government and its agencies. For example, we may apply for certain grant funding from BARDA, the NIH or other government agencies to further the research, development, manufacture, testing, and regulatory approval of our product and/or product candidates. We have no control or input over whether an application for BARDA grant funding or any other funding will be accepted or approved, in full or in part, and we cannot provide investors with any assurances that we will receive such funding.

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

Although we may need to comply with some of these obligations, not all of the aforementioned obligations may be applicable to us unless and only to the extent that we receive a government grant, contract or other agreement. However, as an organization, we are relatively new to government contracting and new to the regulatory compliance obligations that such contracting entails. If we were to fail to maintain compliance with those obligations, we may be subject to potential liability and to termination of our contracts, which may have a materially adverse effect on our ability to develop our product and/or product candidates.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our product abroad once we enter a commercialization phase and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

The market price of our common stock may be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

●	whether we achieve our anticipated corporate objectives;

●	actual or anticipated fluctuations in our financial condition and operating results;

●	changes in financial or operational estimates or projections;

●	our execution of our sales and marketing, manufacturing and other aspects of our business plan;

●	performance of third parties on whom we rely to manufacture our product and product components, including their ability to comply with regulatory requirements;

●	results of operations that vary from those of our competitors and the expectations of securities analysts and investors;

●	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

●	our announcement of significant contracts, acquisitions, or capital commitments;

●	announcements by our competitors of competing products or other initiatives;

●	announcements by third parties of significant claims or proceedings against us;

●	regulatory and reimbursement developments in the United States and abroad;

●	future sales of our common stock;

●	product liability claims;

●	healthcare reform measures in the United States;

●	additions or departures of key personnel; and

●	general economic or political conditions in the United States or elsewhere.

In addition, the stock market in general, and the stock of medical biotechnology companies like ours, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the issuer. For example, on September 27, 2024 and December 24, 2024, the closing price of our common stock on Nasdaq was $5.96 and $0.34, respectively, and daily trading volume on these days was approximately 872,668 and 506,500 shares, respectively. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, a proportion of our common stock may be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. While the market price of our common stock may respond to developments regarding operating performance and prospects, expansion plans, developments regarding our participation in direct contracting, and developments regarding our industry, we believe that the extreme volatility we experienced in recent periods reflects market and trading dynamics unrelated to our underlying business, our actual or expected operating performance, our financial condition, or macro or industry fundamentals, and we do not know if these dynamics will continue or how long they will last. Under these circumstances, we caution you against investing in our common stock, unless you are prepared to incur the risk of losing all or a substantial portion of your investment.

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

●	We did not maintain an effective control environment as there was an inadequate segregation of duties with respect to certain cash disbursements.

●	We do not have an effective risk assessment process or effective monitoring of compliance with established accounting policies and procedures, and do not demonstrate a sufficient level of precision in the application of our controls.

●	Our controls over the approval and reporting of expense payments were not designed and maintained to achieve the Company’s objectives.

●	We have insufficient accounting resources to maintain adequate segregation of duties, maintain adequate controls over the approval and posting of journal entries, and to provide optimal levels of oversight in order to process financial information in a timely manner, analyze and account for complex, non-routine transactions, and prepare financial statements.

●	The Company did not design, implement, and maintain effective controls to ensure information technology (“IT”) policies and procedures set the tone at the top, to mitigate the risks to the achievement of IT objectives and ITGCs in the change management, logical security and computer operations domains. Specifically, the design and implementation of user authentication, user access privileges, data backup and data recovery controls as well as the monitoring controls of excessive user access and elevated privileged access to financial applications and data were not appropriately designed and maintained. In addition, these inadequate ITGC controls combined with the use of personal devices to conduct business, can lead to an IT control environment vulnerable to breaches and social engineering persuasion.

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

As of May 30, 2025, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own or control 2,695,931 shares of our common stock, which in the aggregate represents approximately 6.08% of the outstanding shares of our common stock. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, the approval of any business combination and any other significant corporate transaction. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from yours.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our continued eligibility for listing on Nasdaq depends on our ability to comply with Nasdaq’s continued listing requirements.

On January 24, 2025, the Company received a letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s Common Stock from November 25, 2024 to January 10, 2025, the Company is no longer in compliance with the requirement for continued listing on The Nasdaq Capital Market to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq provided the Company with 180 calendar days to regain compliance with the Minimum Bid Price Rule.

On April 14, 2025, Nasdaq issued a further notice to the Company that it determined that the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days. Accordingly, the Company is subject to the provisions under Nasdaq Listing Rule 5810(c)(3)(A)(iii). As a result, unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of the Common Stock would be suspended at the opening of business on April 23, 2025, and a Form 25-NSE would be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq. On May 27, 2025, the Company appeared before the Nasdaq Hearings Panel and requested a stay of suspension. The Panel’s decision about the stay request is still pending as of the date these financials were filed.

On April 24, 2025, the Company received an additional deficiency notice from Nasdaq that the Company was not in compliance with Nasdaq’s continued listing standards as set forth in Listing Rule 5250(c)(1) given the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and that this matter serves as an additional basis for delisting the Company’s securities from Nasdaq. As the Company was already before a Panel for its failure to comply with Minimum Bid Price Rule, the Company had seven calendar days from the date of the Notice, or until May 1, 2025, to request a stay of the suspension, which request would stay the suspension of the Company’s securities pending the Panel’s decision. The Company submitted a stay request on or before May 1, 2025.

On May 20, 2025, the Company received an additional deficiency notice from Nasdaq that the Company was not in compliance with Nasdaq’s continued listing standards as set forth in Listing Rule 5250(c)(1) given the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and that this matter serves as an additional basis for delisting the Company’s securities from Nasdaq. The Company had seven calendar days from the date of the Notice, or until May 27, 2025, to request a stay of the suspension, which would stay the suspension of the Company’s securities pending the Panel’s decision. On May 27, 2025, the Company appeared before the Nasdaq Hearings Panel and requested a stay of suspension. The Panel’s decision about the stay request is still pending as of the date these financials were filed.

There are no assurances that the Panel will grant the Company’s request for continued listing or an extension to demonstrate compliance. If the Company does not obtain a favorable decision from the Panel, its Common Stock will become subject to delisting.

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

If we or our existing stockholders, directors and officers sell, or indicate an intent to sell, substantial amounts of our common stock or securities convertible into our common stock in the public market after contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly and could decline below the initial public offering price. We have outstanding 44,358,422 shares of common stock as of the date hereof, assuming no exercise of outstanding options or warrants, are or will be freely tradable, without restriction, in the public market. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business. We have previously registered 1,450,000 shares of common stock under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and lock-up agreements.

Upon issuance, the 13,674 shares subject to outstanding options under our stock option plan and the shares reserved for future issuance under our stock option plan will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

The issuance or conversion of securities would result in significant dilution in the equity interest of existing shareholders and adversely affect the market price of the securities.

The issuance or conversion of common shares or other securities convertible into common shares would result significant dilution in the equity interest of existing shareholders and adversely affect the market price of the common shares.

In particular, the Company is party to an ELOC, pursuant to which it may offer and sell, from time to time at its sole discretion, up to $25.0 million of newly issued Common Stock, subject to certain limitations. As of December 31, 2024 and May 30, 2025, the Company has sold approximately 2,757,933 shares and 33,256,563 shares under the ELOC Purchase Agreement for aggregate proceeds of approximately $0.9 million and $5.3 million, respectively, totaling 36,014,496 shares sold under the ELOC Purchase Agreement for gross proceeds of approximately $6.2 million. In January 2025, there were 3,492,067 shares that were settled bringing the total sold shares to approximately 6,250,000 shares under the ELOC Purchase Agreement. Additionally, as of May 30, 2025, an aggregate of 2,130 Series C Preferred Stock was outstanding, after redemptions of 1,369 shares for an aggregate of $1.71 million. An additional amount of $150,531 is due to the PIPE Series C investors for 120 Series C preferred shares that remain due from the most recent ELOC draw. These 120 shares remain subject to future redemption.

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

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income and may require us to reduce costs in other areas of our business or increase the prices of our product or services. For example, these rules and regulations made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs in the future to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

We have experienced and may in the future experience attempted or successful cyber-attacks of our IT systems or networks. To date, we have not experienced any material cyber-attacks. However, any security breach or incident or interruption could compromise our networks and the information stored therein, including algorithms relating to our product, could be accessed by unauthorized parties, publicly disclosed, lost, rendered inaccessible or unavailable, corrupted, or stolen. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, unauthorized access to our systems, or disruptions or other security breaches impacting our IT systems, any unauthorized access to, or, loss, inaccessibility, unavailability, corruption, theft, or disclosure could also disrupt our operations, including our ability to:

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

Risks Related to Pending Business Combination

If completed, the Ocuvex Business Combination may not achieve its intended results and may result in us assuming unanticipated liabilities.

We entered into the Ocuvex LOI with the expectation that the Ocuvex Business Combination would result in various benefits and growth opportunities. Achieving the anticipated benefits of the transaction is subject to a large number of risks and uncertainties, including our ability to raise the substantial capital required for the Ocuvex Business Combination. Additionally, the success of the Ocuvex Business Combination depends on, among other things, the accuracy of our assessment of the assets associated with the acquired assets, operating costs and various other factors. These assessments are necessarily inexact. As a result, we may not recover the purchase price for the acquisition or recognize an acceptable return on sales.

The transactions contemplated by the Ocuvex LOI are subject to conditions that may not be satisfied on a timely basis or at all. Failure to complete the transactions contemplated by the Ocuvex LOI could have material and adverse effects on us.

Completion of the Ocuvex Business Combination is subject to a number of conditions, including the accuracy of the parties’ representations in the transactions as contemplated by the Ocuvex LOI. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all and therefore make the completion and timing of the completion of the Ocuvex Business Combination uncertain. In addition, the Ocuvex LOI contains certain termination rights for both parties, which if exercised will also result in the Ocuvex Business Combination not being consummated.

If the transactions contemplated by the Ocuvex LOI are not completed, our business may be adversely affected and, without realizing any of the benefits of having completed the Ocuvex Business Combination, we will be required to pay our costs relating to the Ocuvex Business Combination, such as legal, accounting, and financial advisory fees. In addition, time and resources committed by our management to matters relating to the Ocuvex Business Combination could otherwise have been devoted to pursuing other beneficial opportunities; and the market price of our common stock could be impacted to the extent that the current market price reflects a market assumption that the Ocuvex Business Combination will be completed.

We will be subject to business uncertainties while the Ocuvex Business Combination is pending, which could adversely affect our business.

It is possible that certain persons with whom we have a business relationship may delay certain business decisions relating to us, or seek to terminate, change or renegotiate their relationships with us, in connection with the pendency of the Ocuvex Business Combination. This could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Ocuvex Business Combination is completed.

We expect to incur significant transaction costs in connection with the Ocuvex Business Combination.

We expect to incur a number of non-recurring costs associated with negotiating and completing the Ocuvex Business Combination. These fees and costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Ocuvex Business Combination is completed. A substantial majority of our non-recurring expenses will consist of transaction costs related to the Ocuvex Business Combination and include, among others, fees paid to financial, legal, accounting and other advisors. We will continue to assess the magnitude of these costs, and we may incur additional unanticipated costs. The costs described above and any unanticipated costs and expenses, many of which will be borne by us even if the Ocuvex Business Combination is not completed, could have an adverse effect on our financial condition and operating results.

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

The key components of our cybersecurity program will include:

●	conducting risk assessments to pinpoint material cybersecurity threats to our critical systems, data, product, services, and overall IT infrastructure;

●	a third-party security expert consultant overseeing the risk assessment process, maintenance of security controls, and coordination of responses to cybersecurity incidents;

●	engagement with external service providers to evaluate, enhance, or support our security measures;

●	an incident response plan outlining specific procedures for managing cybersecurity incidents; and

Cybersecurity Governance

The governance of cybersecurity risks is a critical function of our Board, with the Audit Committee playing a key role in the oversight of cybersecurity and related technology risks. The Audit Committee is tasked with monitoring the effectiveness of our cybersecurity risk management program as implemented by management.

The Audit Committee receives regular updates from management on the state of cybersecurity risks facing the Company. This includes briefings on any significant cyber incidents and ongoing risk management efforts. These updates enable the Audit Committee to provide informed reports on cybersecurity matters to the full Board.

The responsibility for day-to-day management of cybersecurity risks lies with our management team, including the Interim Chief Financial Officer. This team is at the forefront of our cybersecurity initiatives, coordinating both internal and external resources to anticipate, identify, and mitigate cyber threats. Our approach includes regular updates from our third-party security expert consultant, leveraging intelligence from various sources, and utilizing advanced security tools to protect our digital environment. Our third-party security expert consultant has over 30 years of experience with cybersecurity, information technology development and deployment, and information technology risk assessment and management, including information security management.

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

Holders

As of May 30, 2025, there were approximately 30 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a commercial stage biotechnology company focused on the research, development, and commercialization of innovative solutions for men’s health and oncology. Through our acquisition of Proteomedix, which closed on December 15, 2023, we own Proclarix, an in vitro diagnostic test for prostate cancer originally developed by Proteomedix and approved for sale in the European Union under the In Vitro Diagnostic Regulation (“IVDR”), which we anticipate will be marketed in the U.S. as a lab developed test through our license agreement with LabCorp.

We also own ENTADFI, an FDA-approved, once daily pill that combines finasteride and tadalafil for the treatment of BPH, a disorder of the prostate. However, in light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and is working with an investment advisor to assist with the potential sale or other transaction of the ENTADFI assets. There is currently no plan to resume commercialization of ENTADFI, and as such, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product. In addition, as part of cost reduction efforts and in connection with our initial pause in commercializing ENTADFI, we terminated three employees involved with the ENTADFI program, effective April 30, 2024, with such individuals to continue assisting the Company on an as-needed, consulting basis. Based on the current circumstances surrounding ENTADFI, at June 30, 2024, the ENTADFI assets were fully impaired. Refer to Note 4 and 5 in the accompanying consolidated financial statements included elsewhere in the Report for further discussion.

The Company continues to search for a permanent Chief Executive Officer and Chief Financial Officer.

We are currently focusing our efforts on commercializing Proclarix.

Proclarix is an easy-to-use next generation protein-based blood test that can be done with the same sample as a patient’s regular Prostate-Specific Antigen (“PSA”) test. The PSA test is a well-established prostate specific marker that measures the concentration of PSA molecules in a blood sample. A high level of PSA can be a sign of prostate cancer. However, PSA levels can also be elevated for many other reasons including infections, prostate stimulation, vigorous exercise or even certain medications. PSA results can be confusing for many patients and even physicians. It is estimated over 50% of biopsies with elevated PSA are negative or clinically insignificant resulting in an overdiagnosis and overtreatment that impacts the physician’s routine, our healthcare system, and the quality of patients’ lives. Approximately 10% of all men have elevated PSA levels., commonly referred to as the diagnostic “grey zone”, of which only 20 – 40% present clinically with cancer. Proclarix is intended for use in diagnosing these patients where it is difficult to decide if a biopsy is necessary to verify a potential clinically significant cancer diagnosis. Proclarix helps doctors and patients with unclear PSA test results through the use of our proprietary Proclarix Risk Score which delivers clear and immediate diagnostic support for further treatment decisions. No additional intervention is required, and results are available quickly. Local diagnostic laboratories can integrate this multiparametric test into their current workflow because Proclarix assays use the enzyme-linked immunosorbent assay (ELISA) standard, which most diagnostic laboratories are already equipped to process.

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

Given Proclarix is CE-marked for sale in the European Union, we expect to generate revenue from sales of Proclarix by 2027. Although we anticipate these sales to offset some expenses relating to commercial scale up and development, we expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	commercialize Proclarix

●	hire additional personnel;

●	operate as a public company; and

●	obtain, maintain, expand, and protect our intellectual property portfolio.

We rely and will continue to rely on third parties for the manufacturing of Proclarix. We have no internal manufacturing capabilities, and we will continue to rely on third parties, of which the main suppliers are single-source suppliers, for commercial product.

We do not have any products approved for sale, aside from Proclarix and ENTADFI, from which we have not generated any revenue from product sales and for which we have determined to abandon commercialization activities To date, we have financed our operations primarily with proceeds from our sale of preferred securities to seed investors, the initial public offering (“IPO”), and subsequent offerings of debt and equity securities. We will continue to require significant additional capital to commercialize Proclarix, and to fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and to rely on third-party resources for marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches, to support our operations.

Some recent key developments affecting our business include the following:

Altos Units

On January 23, 2024, the Company issued a non-convertible debenture (the “Altos Debenture”) in the principal sum of $5.0 million, in connection with a Subscription Agreement, to Altos Ventures, a stockholder of the Company and related party (“Altos”). The Altos Debenture was originally payable in full upon the earlier of (i) the closing under the Subscription Agreement and (ii) June 30, 2024. On April 24, 2024, the Altos Debenture was amended to extend the maturity date to the earlier of (i) the closing under the Subscription Agreement and (ii) October 31, 2024 (the “Altos Amendment”). On September 24, 2024, upon obtaining stockholder approval and pursuant to the Subscription Agreement, dated December 18, 2023, the Company issued an aggregate of 513,424 units (the “Units”) to Altos, each Unit comprised of (i) one share of Common Stock and (ii) one pre-funded warrant (collectively, the “Altos Warrants”) to purchase 0.3 shares of Common Stock at an exercise price of $0.04 per share. The Altos Warrants were immediately exercisable at any time on or after the date of issuance and had a term of exercise of five (5) years from the date of issuance. The outstanding debt, as per the Altos Debenture agreement, is considered settled through the unit issuance.

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

The A&R Forbearance Agreement extends the due date for the April 2024 and September 2024 Veru Notes until the earlier to occur of (i) June 30, 2025 or (ii) the occurrence of any Event of Default. The Amended and Restated Forbearance Agreement also effected certain modifications to the payment terms in the Original Forbearance Agreement and amended certain terms of the September Veru Note as summarized below.

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

March 2025 Amended and Restated Forbearance Agreement with Veru on April 2025

On March 31, 2025, Veru and the Company entered into a waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the April 2024 Promissory Note to April 14, 2025.

On April 23, 2025, Veru and the Company entered into a limited waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the April 2024 Promissory Note to June 30, 2025.

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

On July 11, 2024, the Company consummated the transaction contemplated by the Inducement Letters upon unanimous written consent of the Board (the “Warrant Inducement”). The Company received aggregate net proceeds of approximately $0.9 million from the exercise of the Existing PIOs by the holders and the sale of the Inducement PIOs, after deducting placement agent fees and other offering expenses payable by the Company.

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

Reverse Stock Split

On September 24, 2024, the Company effected a Reverse Stock Split of all shares of its issued and outstanding Common Stock at a ratio of one-for-forty (1:40). The Company accounted for the reverse stock split on a retrospective basis pursuant to Accounting Standards Codification (“ASC”) 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, and share-based awards’ exercise prices and per share data have been adjusted in the consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The number of authorized shares and par value of the preferred stock and common stock were not adjusted because of the reverse stock split.

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

Series C Preferred Stock

On October 1, 2024, the Board authorized the Company to create a series of 10,000 shares of preferred stock designated as “Series C convertible Preferred Stock”, with a par value of $0.00001, pursuant to the certificate of designations. At any time after the initial issuance date of Series C convertible Preferred Stock, each Preferred Share shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock. The holders of Series C Preferred Stock are entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. Each holder is entitled to convert any portion of the outstanding Preferred Shares held by such holder into validly issued, fully paid and non-assessable Conversion shares at the Conversion Rate, which can be determined by dividing (x) the Conversion Amount of such Preferred Share by (y) the Conversion Price, $4.5056, subject to adjustment as provided in the Certificate of Designations. As of May 30, 2025, an aggregate of 2,130 Series C Preferred Stock was outstanding, after redemptions of 1,369 shares for an aggregate of $1.71 million. An additional amount of $150,531 is due to the PIPE Series C investors for 120 Series C preferred shares that remain due from the most recent ELOC draw. These 120 shares remain subject to future redemption.

PIPE Financing and ELOC

On October 1, 2024, the Board authorized the Company to create a series of 10,000 shares of preferred stock designated as “Series C convertible Preferred Stock”, with a par value of $0.00001, pursuant to the certificate of designations. At any time after the initial issuance date of Series C convertible Preferred Stock, each Preferred Share shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock. The holders of Series C Preferred Stock are entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. In addition, from and after the occurrence and during the continuance of any Triggering Event, dividends (“Default Dividends”) will accrue on the Stated Value of each Preferred Share at a rate of fifteen percent (15.0%) (the “Default Rate”) per annum. Each holder is entitled to convert any portion of the outstanding Preferred Shares held by such holder into validly issued, fully paid and non-assessable Conversion shares at the Conversion Rate, which can be determined by dividing (x) the Conversion Amount of such Preferred Share by (y) the Conversion Price, $4.5056, subject to adjustment as provided in the Certificate of Designations.

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

On October 2, 2024, the Company entered into, and sold, to six institutional investors (collectively, the “PIPE Investors”), pursuant to the securities purchase agreement an aggregate of 3,499 shares of Series C Preferred Stock which includes an issuance of 840 shares of Series C Preferred Stock to the lead investor in consideration for the PIPE Investors’ irrevocable commitment to purchase shares of the Series C Preferred Stock, and warrants to purchase 591,856 shares of Common Stock, (together, the “PIPE Securities”) for aggregate net cash proceeds to the Company of $1.9 million. The exercise price of the warrants is $4.38, and the warrants are exercisable six months after the issuance date and expire on the third anniversary of the initial exercisability date.

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

Potential Ocuvex Transaction

On April 1, 2025, the Company and Ocuvex Therapeutics, Inc. signed a Non-Binding Letter of Intent contemplating a potential business combination transaction with Ocuvex. The Company and Ocuvex intend to continue negotiations to enter into a definitive agreement. Upon closing of the proposed transaction, the Company will acquire all the issued and outstanding equity interests of Ocuvex in exchange for newly issued shares of common stock of the Company. Immediately following the closing of the proposed transaction, the pre-closing Ocuvex equity holders will own approximately 90% of the equity interests in the combined company.

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

A total of $2.5 million in milestone payments are payable under the license agreement. An additional $0.5 million was paid to Proteomedix as an initial license fee in 2023.

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

Services Agreement

On July 21, 2023, the Company, entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with IQVIA, pursuant to which IQVIA was to provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with IQVIA for certain subscription services providing prescription market data access to the Company. The fees under the second statement of work totaled approximately $800,000, and the term was through July 14, 2025. On October 12, 2023, the Company terminated the Master Services Agreement and the statements of work. The Company recorded net credits of approximately $0.5 million related to this contract during the year ended December 31, 2024, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. The Company had approximately $1.1 million and $1.8 million recorded in related accounts payable as of December 31, 2024 and 2023, respectively, which includes amounts due for early termination of the contract. See Note 6 to our consolidated financial statements included elsewhere in this Report.

On January 15, 2025, the Company and IQVIA entered into a Settlement Agreement (the “Settlement Agreement”) concerning potential termination payments under the Master Services Agreement and statements of work. Pursuant to the Settlement Agreement, the Company agreed to pay to IQVIA an aggregate of $150,000 in exchange for a mutual release of all claims in connection with the Master Services Agreement. As a result of the Settlement Agreement, the Company will record an adjustment of approximately $(0.9) million in accounts payable.

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

Research and Development Expenses

Historically, substantially all of our research and development expenses consisted of expenses incurred in connection with the development of our product candidates. These expenses historically have included fees paid to third parties to conduct certain research and development activities on our behalf, consulting costs, costs for laboratory supplies, product acquisition and license costs, certain payroll, and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees. We expense both internal and external research and development expenses as they are incurred.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our statements of operations and comprehensive loss for the periods indicated:

	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Revenue	$2,524,116	$58,465	$2,465,651	4217.3%
Cost of revenue	1,469,018	1,185,630	283,388	23.9%
Gross profit (loss)	1,055,098	(1,127,165)	2,182,263	(193.6)%

Operating expenses
Selling, general and administrative	$11,231,982	$14,770,678	(3,538,696)	(24.0)%
Research and development	154,359	1,949,406	(1,795,047)	(92.1)%
Impairment of ENTADFI assets	3,530,716	14,687,346	(11,156,630)	(76.0)%
Impairment of Goodwill	32,347,000	-	32,347,000	100.0%
Impairment of Intangibles	10,279,796	-	10,279,796	100.0%
Impairment of deposit on asset purchase agreement	-	3,500,000	(3,500,000)	(100.0)%
Total operating expenses	57,543,853	34,907,430	22,636,423	64.8%
Loss from operations	(56,488,755)	(36,034,595)	(20,454,160)	56.8%

Other income (expense)
Loss on extinguishment of note payable	-	(490,000)	490,000	(100)%
Interest expense – related party	(534,245)	-	(534,245)	100%
Interest expense	(873,433)	(671,625)	(201,808)	30%
Interest Income	18	-	18	100%
Change in fair value of subscription agreement liability	(3,259,000)	(134,100)	(3,124,900)	2330.3%
Change in fair value of contingent warrant liabilities	1,250,466	(91,967)	1,342,433	(1459.7)%
Other	168,746	-	168,746	100%
Total other (expense)	(3,247,448)	(1,387,692)	(1,859,756)	134%
Loss before income taxes	(59,736,203)	(37,422,287)	(22,313,916)	59.6%
Income tax benefit	1,045,180	12,593	1,032,587	8199.7%
Net loss	$(58,691,023)	$(37,409,694)	(21,281,329)	56.9%
Deemed dividend Series C preferred stock	(206,404)	-	(206,404)	100%
Net loss applicable to common stockholders’	$(58,897,427)	$(37,409,694)	(21,487,733)	57.4%

Revenue, Cost of Revenue, and Gross Margin

For the year ended December 31, 2024, the Company had $2.5 million in revenue, which was attributable to Proteomedix revenue. Cost of revenue of approximately $1.5 million, and the resulting positive margin, is attributable to costs incurred on Proteomedix revenue including amortization of the product rights intangible asset of approximately $457,000, and standard cost of production and sales of $1.01 million.

Selling, General and Administrative Expenses

For the year ended December 31, 2024, selling, general and administrative expenses decreased by approximately $3.5 million to $11.2 million compared to $14.8 million in 2023. The decrease was mainly due to approximately $1.3 million in expense reduction due to the halting of most of operations in late 2023. In addition, the Company incurred approximately $2.2 million related to the acquisition of Proteomedix, which consists primarily of transaction costs and Proteomedix’s selling, general and administrative expenses since the acquisition date.

Research and Development Expenses

For the year ended December 31, 2024, research and development expenses decreased by approximately $1.8 million compared to 2023. The decrease was primarily due to the Company’s decision to deprioritize its vaccine programs and focus on commercialization activities, which occurred during the third quarter of 2023. Decrease is also attributable due to the halting of research and development programs in late 2023 and offset by the true up of accrual estimates in Q2 2024.

Impairments

The Company recorded impairment charge of $3.5 million on a deposit that was made as part of the WraSer APA in 2023. In addition, the Company recorded an impairment charge of $14.7 million on the assets acquired as part of the ENTADFI acquisition during the fourth quarter of 2023.

The Company recorded an impairment of goodwill related to the PMX acquisition during the year ended December 31, 2024 totaling $32.3 million. The Company also recorded an impairment of intangible assets related to the PMX acquisition during the year ended December 31, 2024 totaling $10.3 million.

Other Income (Expense)

Other expense incurred during the year ended December 31, 2024 increased by approximately $1.9 million compared to 2023 and relates to the change in fair value of the subscription agreement liability of approximately $3.1 million, $0.7 million of interest expense, $0.2 million that is attributable to transaction exchange rate gains and losses, and offset by the change in fair value of the contingent warrant liability of approximately $1.3 million.

Income Tax Benefit

The Company recorded an income tax benefit of approximately $1.0 million during the year ended December 31, 2024, in connection with the acquisition accounting for the Proteomedix transaction.

Liquidity and Capital Resources

The Company’s operating activities to date have been primarily devoted to seeking licenses, engaging in research and development activities, potential asset and business acquisitions, and expenditures associated with the now halted commercial launch of ENTADFI and the commercialization of Proclarix.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of December 31, 2024, the Company had cash of approximately $0.6 million, a working capital deficit of approximately $17.3 million and an accumulated deficit of approximately $115.7 million. During the year ended December 31, 2024, the Company used approximately $10.5 million in cash for operating activities. The Company’s current cash balance is not sufficient to fund its operations through the end of December 2025. In December 2024, the Company began drawing on the Equity Financing Line of Credit (“ELOC”), which it entered into on October 2, 2024, referred herein as the ELOC Purchase Agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these consolidated financial statements. The Company’s projections are also indicative that it is currently unable to meet its contractual commitments and obligations as they come due in the ordinary course of business. The Company will require significant additional capital in the short-term to fund its continuing operations, satisfy existing and future obligations and liabilities, including the remaining payments due for the acquisition of the ENTADFI assets, and funds needed to support the Company’s working capital needs and business activities. These business activities include the development and commercialization of Proclarix, and the development and commercialization of the Company’s future product candidates.

Management’s plans for funding the Company’s operations include generating product revenue from sales of Proclarix, which is still subject to further successful commercialization activities within certain jurisdictions. Management also intends to secure additional funding through equity or debt financings if available, and to utilize the ELOC entered into in October 2024 (see Note 9) on an as-needed basis to assist with the paydown of the notes and to fund current operating needs, subject to certain restrictions and beneficial ownership constraints. However, based on the terms of the ELOC and the current maximum availability, management determined that the funds readily available under the ELOC will not be sufficient to sustain operations. In addition, there are currently no other commitments in place for further financing nor is there any assurance that such financing will be available to sustain its operations and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of Proclarix and any future product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if it is required to, file for bankruptcy.

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

Future Funding Requirements

We anticipate that we will continue to incur significant expenses for the foreseeable future as we continue to commercialize Proclarix.

We will require significant amounts of additional capital in the short-term, to continue to fund our continuing operations, satisfy existing and future obligations and liabilities, including the remaining payments due under the Veru APA and other contracts entered into in support of the Company’s commercialization plans, in addition to funds needed to support our working capital needs and business activities, including the development and commercialization of Proclarix, and the development and commercialization of our future product candidates. Until we can generate a sufficient amount of revenue from sales of Proclarix if at all, we expect to finance our future cash needs through public or private equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The future sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of our business activities.

Our future capital requirements will depend on many factors, including:

●	the costs of future commercialization activities, including product manufacturing, marketing, sales, royalties, and distribution, for Proclarix, and other products for which we may receive marketing approval;

●	the timing, scope, progress, results and costs of research and development, testing, screening, manufacturing, preclinical and non-clinical studies and clinical trials;

●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform field efficacy studies, require more studies than those that we currently expect or change their requirements regarding the data required to support a marketing application;

●	our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;

●	any product liability or other lawsuits related to our product;

●	the expenses needed to attract, hire and retain skilled personnel;

●	the revenue, if any, received from commercial sales of Proclarix, or other products for which we may have received or will receive marketing approval;

●	the costs to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing our patents or other intellectual property rights; and

●	the costs of operating as a public company.

A change in the outcome of any of these or other variables could significantly change the costs and timing associated with our business activities. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash used in operating activities	$(10,495,816)	$(13,581,018)
Net cash used in investing activities	(28,471)	(8,649,035)
Net cash provided by financing activities	6,743,110	1,035,060
Effect of exchange rate changes on cash	(126,658)	(3,331)
Net (decrease) in cash	$(3,907,835)	$(21,198,324)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was approximately $10.5 million, which primarily resulted from the net loss of $58.7 million. This was offset by impairment losses of goodwill of $32.3 million related to the acquisition of Proteomedix, loss on impairment of ENTADFI assets of $3.5 million, impairment of cash the fair value of the subscription liability agreement of $3.3 million, impairment of intangibles related to the acquisition of Proteomedix of $10.3 million, depreciation and amortization of $0.7 million noncash stock-based compensation expense $0.4 million, change in the fair value of contingent warrant liability of $1.3 million, and a net change in our operating assets and liabilities of $1.5 million.

Net cash used in operating activities for the year ended December 31, 2023 was $13.6 million, which primarily resulted from a net loss of $37.4 million. This was offset by impairment losses of $19.3 million related to the ENTADFI assets and the WraSer APA, the fair value of the subscription liability agreement of $0.7 million, non-cash interest expense of $0.7 million, a loss on the extinguishment of a note payable of $0.5 million, noncash stock-based compensation expense of $0.3 million, $0.3 million loss on impairment of long-lived assets, other non-cash items of $0.4 million, and a net change in our operating assets and liabilities of $1.6 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was approximately $30,000, of which all was due to the purchase of property and equipment.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was approximately $6.7 million, which resulted from proceeds from issuance of notes payable for related parties of $5.0 million, net proceeds from the exercise of preferred investment options of $0.9 million, proceeds from the purchase of series C preferred stock of $1.9 million, and proceeds from purchases of common stock of $0.7 million. These proceeds from investing activities was offset by payments in deferred financing costs and payments of note payable totaling $1.7 million.

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

Acquisitions

The Company evaluates acquisitions to first determine whether a set of assets acquired constitutes a business and should be accounted for as a business combination. If the assets acquired are not a business, the transaction is accounted as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) 805-50, Asset Acquisitions (“ASC 805-50”), which requires the acquiring entity to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, except for non-qualifying assets including financial assets such as inventory. Further, the cost of the acquisition includes the fair value of consideration transferred and direct transaction costs attributable to the acquisition. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. Contingent consideration payments in asset acquisitions are recognized when the contingency is determined to be probable and reasonably estimable. If the assets acquired are a business, the Company accounts for the transaction as a business combination. Business combinations are accounted for by using the acquisition method of accounting. Under the acquisition method, assets acquired, and liabilities assumed are recorded at their respective fair values. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Acquisition-related expenses are expensed as incurred, and are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests on an annual basis, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is allocated to the reporting unit from which it was created. A reporting unit is an operating segment or sub-segment to which goodwill is assigned when initially recorded. The Company tests indefinite lived intangible assets for impairment, on an annual basis in the fourth quarter, or more frequently if an event occurs or circumstances indicate that the indefinite lived assets may be impaired. The Company may perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines this is the case, the Company then performs further quantitative analysis to identify and measure the amount of goodwill impairment loss to be recognized, if any. To perform its quantitative test, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. The Company did not test its goodwill or indefinite lived assets for impairment during the year ended December 31, 2023, given that the acquisition date occurred after the annual testing date and given that there were no impairment indicators from the date of acquisition through the end of the reporting period. The Company performed an evaluation of goodwill and indefinitely lived assets for impairment during the year ended December 31, 2024 and has determined that impairment of its goodwill and indefinite lived intangible assets occurred as of December 31, 2024.

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

Subscription Agreement

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-52 comprising a portion of this report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 15, 2024, EisnerAmper LLP (“EA”) submitted its resignation as the Company’s independent registered public accounting firm, effective upon the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

The Company’s Audit Committee of the Board (the “Audit Committee”) appointed EA to serve as the Company’s independent registered public accounting firm on July 6, 2023 (the “Appointment Date”). EA’s audit report on the Company’s financial statements as of, and for the fiscal year ended December 31, 2023, dated April 11, 2024, did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, other than that it contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

From the Appointment Date to the date of EA’s resignation (the “Engagement Period), there were no disagreements between the Company and EA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EA, would have caused EA to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s financial statements for such periods.

During the Engagement Period, there were no “reportable events”, as defined in Regulation S-K Item 304(a)(1)(v), except as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2024, June 30, 2024, and September 30, 2024, Company management identified certain material weaknesses in internal controls as follows: (a) the Company did not maintain an effective control environment with adequate segregation of duties with respect to cash disbursements; (b) the Company did not have an effective risk assessment process and effective monitoring of compliance with established accounting policies and procedures, and did not demonstrate a sufficient level of precision in the application of the Company’s controls, including the maintenance of board committee minutes and unanimous written consents; (c) the Company’s controls over the approval and reporting of expenses paid with the Company’s credit cards and certain bank wires were not designed and maintained to achieve the Company’s objectives; (d) the Company lacked accounting resources to maintain optimal segregation of duties, maintain adequate controls over the approval and posting of journal entries, and to provide optimal levels of oversight in order to process financial information in a timely manner, analyze and account for complex, non-routine transactions, and prepare financial statements; (e) the Company did not maintain adequate controls for the timely identification, approval or reporting of related party transactions, and (f) the Company did not maintain effective controls to ensure information technology policies and procedures set the tone at the top, to mitigate risks and achieve information technology objectives and ITGCs in the change management, logical security and computer operations domains.

Effective February 13, 2025, the Audit Committee authorized the appointment of MaloneBailey LLP (“MaloneBailey”) as the Company’s new independent registered public accounting firm for the fiscal year ended December 31, 2024, and MaloneBailey was appointed as the Company’s independent registered public accounting firm. During the Company’s two most recent fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through February 13, 2025, neither the Company nor anyone acting on behalf of the Company had consulted MaloneBailey regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did MaloneBailey provide a written report or oral advice to the Company that MaloneBailey concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024, as a result of the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework).

Based on our assessment under the framework in Internal Control-Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the existence of the material weaknesses described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

We have identified the following internal control deficiencies, which we believe to be material weaknesses as of December 31, 2024:

●	We did not maintain an effective control environment as there was an inadequate segregation of duties with respect to certain cash disbursements.

●	We do not have an effective risk assessment process and effective monitoring of compliance with established accounting policies and procedures, and do not demonstrate a sufficient level of precision in the application of our controls.

●	Our controls over the approval and reporting of expense payments were not designed and maintained to achieve the Company’s objectives.

●	We do not yet have adequate internal controls in place for the timely identification, approval or reporting of related party transactions.”

●	We have insufficient accounting resources to maintain adequate segregation of duties, maintain adequate controls over the approval and posting of journal entries, and to provide optimal levels of oversight in order to process financial information in a timely manner, analyze and account for complex, non-routine transactions, and prepare financial statements.

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

Remediation of Material Weaknesses

As of the date of this Annual Report on Form 10-K, management is re-assessing the design of controls and modifying processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including but not limited to (a) improving consistency in change management supported by standard operating procedures to govern the authorization, testing and approval of changes to information technology systems supporting all of the Company’s internal control processes, (b) enhancing design and implementation of our control environment, including the expansion of formal accounting and IT policies and procedures and financial reporting controls, (c) continuing to identify and design and implement effective review and approval controls, and (d) implementing appropriate timely review and oversight responsibilities within the accounting and financial reporting functions and ensuring appropriate segregation of duties.

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

Inherent Limitation on the Effectiveness of Internal Control Processes

Our Interim Chief Executive Officer and Interim Chief Financial Officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table provides information regarding our executive officers and directors as of May 30, 2025:

Name	Age	Position(s)
Executive Officers and Directors
Karina Fedasz	52	Interim Chief Executive Officer, Interim Chief Financial Officer
Non-Employee Directors
Andrew Oakley	62	Non-Executive Chairman
Simon Tarsh	63	Director
Timothy Ramdeen	33	Director
Thomas Meier	62	Director
Ajit Singh	61	Director

Executive Officers and Directors

Executive Officers and Directors

Karina Fedasz

Ms. Fedasz has helped companies raise capital, model and forecast business, manage cash flow and conduct mergers and acquisitions. She is a dynamic, data-driven executive with a bold, high-growth mindset. From January 2023 to June 2024, Ms. Fedasz worked with various clients, including a not-for-profit and an early-stage artificial intelligence and data-driven health and wellness tracker. From February 2022 to December 2022, Ms. Fedasz served as Head of Business Development for Evofem Biosciences, a Nasdaq-listed public biotech company developing innovative products for women's health. From August 2019 to October 2021, Ms. Fedasz served in various positions of increasing responsibility, including Chief Financial Officer, at IDW Media Holdings, a micro-cap media company, where she managed the company's initial public offering. From April 2018 to August 2019, Ms. Fedasz served as Chief Financial Officer of MOCEAN, an integrated agency for entertainment, gaming, and brands. Ms. Fedasz's breadth of experience has seen her lead teams in media, technology, services, manufacturing, and education, and she has worked with companies whose clients and customers include Fortune 500 companies such as Netflix, Disney, Amazon, Apple, Activision, and EA. Ms. Fedasz received an MBA with an emphasis in finance from Columbia Business School and a BA from University California at Los Angeles (UCLA). She holds an inactive CPA in the state of California.

Non-Executive Directors

Andrew Oakley, our Non-Executive Chairman since February 2025, is an experienced pharmaceutical and biotech industry professional. Previously, he held CFO positions at listed pharmaceutical companies Autolus Therapeutics plc (NASDAQ: AUTL) from 2018 to 2022 and Sosei Group (TSE:4565) from 2017 to 2018, as well as Vectura Group plc (LSE: VEC) and Actelion Ltd, where he led the finance function for over a decade. Additionally, he is a board member at a number of privately held Biotech companies. Mr. Oakley holds a Bachelor of Economics Degree from Macquarie University and an MBA from London Business School and has been a Member of the Australian Institute of Chartered Accountants since 1987.

Simon Tarsh, one of our directors since August 2022, has more than 40 years of financial experience, working in both the UK and the U.S. He has recently retired from Deloitte Consulting LLP, where he was a Senior Managing Director in Finance and Enterprise Performance Practice, where he had served global clients since 2007. He led a growing global practice focused around Operational Transformation, including supporting Carve Out transactions, joint ventures and hybrid structures, both in the US and in international locations, such as India, China, Eastern Europe and Latin America. He supported high growth companies with their finance operations as they globalized, and was able to advise them on their expansion, while balancing growth with appropriate controls. Prior to moving to the United States in 2007, Mr. Tarsh’s consulting career began with PA Consulting Group, London in 1988, where he was elected as a Partner in 1997, and he built ISG’s business process outsourcing advisory practice in Europe between 2001 and 2006. Mr. Tarsh’s early career was in finance, working with Marathon Oil and Dow Chemical, and during this period, he qualified as a Chartered Accountant. Mr. Tarsh received a Bachelor of Science undergraduate degree in Business and Administration from the University of Salford, Manchester, UK in 1981, and an MBA from City University Business School, London, UK in 1988. He is a Fellow of the Chartered Institute of Management Accountants (1984), which is considered as a CPA equivalent. Mr. Tarsh’s deep financial experience at Deloitte Consulting LLP for fifteen years offers valuable insights to our Board, particularly given the enhanced accounting rules and regulations affecting public companies.

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

Board of Directors and Corporate Governance

General

Our business and affairs are organized under the direction of our Board, which currently consists of five members. Our Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Our directors are divided among the three classes as follows:

●	the Class I directors are Simon Tarsh and Thomas Meier, and their term will expire at our 2025 annual meeting of stockholders;

●	the Class II director is Andrew Oakley, and his term will expire at our 2026 annual meeting of stockholders; and

●	the Class III directors are Timothy Ramdeen and Ajit Singh, and their term will expire at our 2025 annual meeting of stockholders.

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

Audit Committee

Our audit committee (“Audit Committee”) consists of Simon Tarsh, who is the chair of the committee, Timothy Ramdeen, and Andrew Oakley. Our Board has determined that each of the members of our Audit Committee satisfies the Nasdaq Marketplace Rules and SEC independence requirements. The functions of this committee include, among other things:

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

Compensation Committee

Our compensation committee (“Compensation Committee”) consists of Thomas Meier, who is the chair of the committee, Simon Tarsh, and Timothy Ramdeen. Our board of directors has determined that each of the members of our Compensation Committee is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee (“Nominating Committee”) consists of Timothy Ramdeen, who is the chair of the committee, and Simon Tarsh. Our Board has determined that each of the members of this committee satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

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

Board Leadership Structure

Our board of directors is free to select the Chairman of the board of directors and the Chief Executive Officer in a manner that it considers to be in the best interests of our company at the time of selection. Currently, Karina Fedasz serves as our Interim Chief Executive Officer and Interim Chief Financial Officer. All five members of our board of directors have been deemed to be “independent” by the board of directors, which we believe provides sufficient independent oversight of our management.

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

Board Member Attendance at Annual Stockholder Meetings

Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings. All of our directors attended our 2024 virtual annual meeting of stockholders held on September 5, 2024

Number of Meetings

During the fiscal year ended December 31, 2024, our Board met eighteen times, the audit committee met five times, the compensation committee met four times, and the nominating and corporate governance committee met two times. In the fiscal year ended December 31, 2024, each of our directors attended at least 75% of the meetings of the Board and committees on which he served as a member.

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

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery Policy

On January 17, 2024, our Board adopted a policy (commonly known as a “clawback” policy) which provides for the recovery of erroneously awarded incentive compensation to certain of our officers in the event that we are required to prepare an accounting restatement due to material noncompliance by us with any financial reporting requirements under the federal securities laws. This policy is designed to comply with Section 10D of the Securities Exchange Act of 1934, as amended, related rules and the listing standards of Nasdaq Stock Market or any other securities exchange on which our shares are listed in the future. The policy is administered by our Board or, if so designated by the Board, the Compensation Committee. Any determinations made by the Board shall be final and binding on all affected individuals.

The individuals covered by the policy (the “Covered Executives”) are any current or former employee who is or was identified as our president, principal financial officer, principal accounting officer (or if there is no such accounting officer, the controller), any vice-president in charge of a principal business unit, division, or function (such as sales, administration, or finance), any other officer who performs a policy-making function, or any other person (including any executive officer of our subsidiaries or affiliates) who performs similar policy-making functions for us.

The policy covers our recoupment of “Incentive-Based Compensation” (as defined in the policy) received by a person after beginning service as a Covered Executive and who served as a Covered Executive at any time during the performance period for that Incentive-Based Compensation. In the event we are required to prepare an accounting restatement, the policy requires us to recover, reasonably promptly, any excess incentive compensation (as determined by our Board or Compensation Committee) received by any Covered Executive during the three completed fiscal years immediately preceding the date on which we are required to prepare such accounting restatement.

The foregoing description of our clawback does not purport to be complete and is qualified in its entirety by the terms and conditions of such policy, a copy of which is filed as an exhibit to the registration statement filed on October 8, 2021 and is incorporated herein by reference.

Communications with the Board

Any stockholder or any other interested party who desires to communicate with our Board, our non-management directors, or any specified individual director, may do so by directing such correspondence to the attention of the Interim Chief Executive Officer, Onconetix, Inc., 201 E. Fifth Street, Suite 1900, Cincinnati, OH. The Interim Chief Executive Officer will forward the communication to the appropriate director or directors as appropriate.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, filed electronically with the SEC during the year ended December 31, 2024, the Company believes that all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis during the year ended December 31, 2024, except that due to an administrative oversight, a Form 4 was not timely filed to report a transaction that occurred in December 2024 by each of Christian Brühlmann and Ralph Schiess.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2024 and 2023. Individuals we refer to as our “named executive officers” include (i) all individuals serving as our Chief Executive Officer during the fiscal year ended December 31, 2024; (ii) our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the fiscal year ended December 31, 2024, whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2024 and (iii) up to two of our most highly compensated executive officers other than our Chief Executive Officer who served as executive officers during the fiscal year ended December 31, 2024 but not at the end of the fiscal year ended December 31, 2024 whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Ralph Schiess(2)	2024	265,176	40,000	(3)	-	-	-		305,176
Former Chief Executive Officer and Former Chief Science Officer	2023	11,228	94,317		-	-	-		105,545

Neil Campbell(4)	2024	5,481	-		-	-	158,333	(5)	163,814
Former Chief Executive Officer	2023	114,792	75,000		-	186,377	-		376,169

Bruce Harmon (6)	2024	166,491	-		-	-	66,153	(7)	232,644
Former Chief Financial Officer	2023	78,542	24,375		-	62,126	-		165,043

Christian Brühlmann (8)	2024	265,176	-		-	-	-		265,176
Former Chief Strategy Officer	2023	11,228	94,317		-	-	81,250		186,795

Karina Fedasz (9)	2024	197,125	-		-	-	-		197,125
Interim Chief Executive Officer and Interim Chief Financial Officer	2023	-	-		-	-	-		-

(1)	This figure represents the aggregate grant date fair value of stock-based awards granted in the fiscal year, computed in accordance with the provisions of FASB ASC 718. Assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements included elsewhere in this Report. Does not include restricted stock units (“RSUs”) granted to Ralph Schiess and Christian Brühlmann, as such RSUs were granted in exchange for options to purchase shares of Proteomedix AG (“PMX”), pursuant to the Share Exchange Agreement, dated December 13, 2023, between the Company and PMX, and not as compensation for services rendered to the Company.
(2)	Mr. Schiess was appointed as Interim Chief Executive Officer on January 12, 2024 and as Chief Science Officer on December 15, 2023. His salary for 2023 is noted as pro-rata for such time as effective in 2023. The bonus for Mr. Schiess noted in 2023 is for the amount earned in 2023 but paid in full in 2024.
(3)	Mr. Schiess was awarded a bonus of $40,000 for his role as Interim Chief Executive Officer. A 2024 bonus for services rendered as Chief Science Officer during the fiscal year ended December 31, 2024 is omitted as it cannot be calculated because it has not yet been determined. If and when such amount becomes calculable in whole or part, the Company will disclose such amounts on a Current Report on Form 8-K
(4)	Mr. Campbell was appointed by the Board to serve as Chief Executive Officer on October 4, 2023, and resigned on January 10, 2024.
(5)	Mr. Campbell received a severance payment of $158,333,
(6)	Mr. Harmon was appointed by the Board to serve as Chief Financial Officer on October 4, 2023 and resigned as Chief Financial Officer on June 8, 2024.
(7)	Mr. Harmon received a severance of $66,153 upon his resignation.
(8)	Mr. Brühlmann was appointed as Chief Strategy Officer on December 15, 2023. His salary for 2023 is noted as pro-rata for such time as effective in 2023. The bonus for Mr. Brühlmann noted in 2023 is for the amount earned in 2023 but paid in full in 2024. A 2024 bonus for services rendered as Chief Strategy Officer during the fiscal year ended December 31, 2024 is omitted as it cannot be calculated because it has not yet been determined. When such amount becomes calculable in whole or part, the Company will disclose such amounts on a Current Report on Form 8-K.
(9)	Ms. Fedasz was appointed Interim Chief Financial Officer effective June 10, 2024 and Interim Chief Executive Officer effective April 2, 2025.

Employment Agreements of Named Executive Officers

Set forth below is a summary of many of the material provisions of the employment agreements with our named executive officers and other executive officers, of which summaries do not purport to contain all of the material terms and conditions of each such agreement.

Neil Campbell

In connection with Dr. Campbell’s appointment, the Company and Dr. Campbell entered into an employment agreement (the “Campbell Employment Agreement”), pursuant to which Dr. Campbell served as President and Chief Executive Officer of the Company and was paid a signing bonus of $75,000 and an annual base salary of $475,000. In addition, Dr. Campbell was entitled to receive, subject to employment by the Company on the applicable date of the bonus payout, an annual target discretionary bonus of up to 50% of his annual base salary, payable at the discretion of the Compensation Committee of the Board. Dr. Campbell was also eligible to receive healthcare benefits as may be provided from time to time by the Company to its employees generally, and to receive paid time off annually.

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

Mr. Harmon resigned as Chief Financial Officer of the Company effective as of June 8, 2024. On June 10, 2024, the Company entered into a Release Agreement with Mr. Harmon, which provides for two months of severance payment.

Christian Brühlmann

In November 2011, Christian Brühlmann entered into an employment agreement with Proteomedix (as amended, the “Brühlmann Employment Agreement”), pursuant to which Mr. Brühlmann serves as Chief Financial Officer of Proteomedix and was paid a base salary of 233,100 Swiss francs (“CHF”) in the fiscal year ended December 31, 2024. Mr. Brühlmann is also eligible to participate in the stock option plan sponsored by Proteomedix (the “PMX Option Plan”) and to receive accident insurance, sick pay insurance, a pension plan, and certain government-mandated child allowance benefits.

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

On February 18, 2025, Christian Brühlmann resigned from his position as Chief Strategy Officer of the Company, effective immediately. Mr. Brühlmann will remain in his position as Chief Business Officer of Proteomedix AG.

Ralph Schiess

In November 2011, Ralph Schiess entered into an employment agreement with Proteomedix (as amended, the “Schiess Employment Agreement”), pursuant to which Dr. Schiess serves as Chief Executive Officer of Proteomedix and was paid a base salary of CHF 233,100 in the fiscal year ended December 31, 2023. Dr. Schiess is also eligible to participate in the PMX Option Plan and to receive accident insurance, sick pay insurance, a pension plan, and certain government-mandated child allowance benefits. Dr. Schiess received a bonus of CHF 90,804 for 2023.

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

On February 24, 2025, Dr. Schiess resigned from his positions as the Interim Chief Executive Officer and Chief Science Officer of the Company, effective immediately, and from his position as Chief Executive Officer of Proteomedix, effective May 31, 2025.

Karina Fedasz

On June 10, 2024, the Company appointed Karina M. Fedasz as Interim Chief Financial Officer of the Company, effective immediately. In connection with Ms. Fedasz’s appointment as Interim Chief Financial Officer, on June 10, 2024, the Company and Ms. Fedasz entered into a consulting agreement (the “Fedasz Consulting Agreement”), pursuant to which Ms. Fedasz will serve as Interim Chief Financial Officer of the Company and will be paid $15,000 per month for up to 80 hours of monthly service to the Company and will provide signatory services for $2,500 per month. The Fedasz Consulting Agreement is for a term of one year, subject to early termination by either party upon thirty (30) days’ written notice.

On April 2, 2025, Ms. Fedasz was appointed Interim Chief Executive Officer of the Company. No additional compensation was granted in connection with this appointment.

Potential Payments Upon Termination or Change-in-Control

See “Employment Agreements of Named Executive Officers” above.

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers had any outstanding equity incentive plan awards as of December 31, 2024.

Director Compensation

The Board has approved cash and equity compensation of directors, such that we pay each of our non-employee directors an annual cash retainer for service on the Board and for service on each committee on which the director is a member. The chair of each committee receives an additional annual retainer for such service. All retainers are payable in arrears in four equal quarterly installments. The retainers paid to non-employee directors for service on the Board and for service on each committee of the Board on which the director is a member are as follows:

Annual Board Service Retainer
All non-employee directors	$45,000
Annual Committee Member Service Retainer
Member of the Audit Committee	$10,000
Member of the Compensation Committee	$7,500
Member of the Nominating and Corporate Governance Committee	$5,000
Annual Committee Chair Service Retainer
(in addition to Committee Member Service Retainer above):
Chair of the Audit Committee	$15,000
Chair of the Compensation Committee	$7,500
Chair of the Nominating and Corporate Governance Committee	$5,000

Certain members of our Board have voluntarily elected to waive payment of their annual cash retainers.

Additionally, each non-director will receive an annual grant of restricted stock awards equal to 0.04% of the shares of Common Stock outstanding as of the date of the Company’s annual meeting, such restricted stock vesting approximately one year from the grant dates and upon the director’s death or disability or upon a change of control of the Company.

Our Compensation Committee will continue to review and make recommendations to the Board regarding compensation of directors, including equity-based plans. We will reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings.

Director Compensation Table

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2024:

	Fees Earned or Paid In Cash		Stock Awards		Option Awards	All Other Compensation		Total
Name	($)		($)(1)		($)(1)	($)		($)
Thomas Meier	11,250	(2,4)	5,120	(3)	—	40,067	(4)	56,437
Timothy Ramdeen	72,500	(5)	5,120	(3)	—	—		77,620
James Sapirstein(9)	176,250	(6)	5,120	(3)	—	—		181,370
Ajit Singh	45,000	(2)	5,120	(7)	—	—		50,120
Simon Tarsh	82,500	(8)	5,120	(3)	—	—		87,620

(1)	This figure represents the aggregate grant date fair value of stock-based awards granted in the fiscal year, computed in accordance with the provisions of FASB ASC 718. Assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements included elsewhere in this Report.
(2)	Represents fees earned for serving as a member of the Board.
(3)	These directors were each granted 3,318 shares of restricted stock on September 26, 2024, which vest on August 31, 2025. All such shares are unvested and remain outstanding as of December 31, 2024.
(4)	Represents fees earned for serving as a seller’s representative in connection with the PMX merger.
(5)	Represents fees earned by Mr. Ramdeen, for serving as a member of the Board, Audit Committee, and Compensation Committee, as well as Chairman of the Nominating Governance Committee totaling $72,500.
(6)	Represents fees earned by Mr. Sapirstein, for serving as a member of the Board, Audit Committee, and Nominating Governance Committee, as well as Chairman of the Compensation Committee, totaling $75,000. This figure also includes $101,250 of fees earned by Mr. Sapirstein for his role as Lead Independent Director and non-executive Chairman of the Board.
(7)	Mr. Singh was granted 3,318 shares of restricted stock, which vest on August 31, 2025. All such shares are unvested and remain outstanding as of December 31, 2024. Mr. Sing was also granted 78 shares on February 14, 2024 when he joined the Board, which vested in full on June 30, 2024.
(8)	Represents fees earned by Mr. Tarsh for serving as a member of the Board, Compensation Committee, and Nominating Governance Committee, as well as Chairman of the Audit Committee, totaling $82,500.
(9)	As of March 28, 2025, James Sapirstein resigned as Executive Chairman and a member of the Board.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024, regarding our common stock that may be issued under the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) and the Company’s 2022 Equity Incentive Plan (the “2022 Plan”).

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders
2019 Plan (1)	-	-	-	(1)(2)
2022 Plan (3)	13,674	$156.96	719,660
Total	13,674	$156.96	719,660

(1)	The 2019 Plan permits grants of equity awards to employees, directors, consultants, and other independent contractors. Our board of directors and stockholders have approved a total reserve of 35,000 shares for issuance under the 2019 Plan.
(2)	Once the 2022 Plan became effective, no further grants were made under the 2019 Plan and all shares that remained available for the issuance of awards under our 2019 Plan as of immediately prior to the time our 2022 Plan became effective were rolled over into the 2022 Plan.
(3)	The 2022 Plan permits grants of equity awards to employees, directors, consultants, and other independent contractors. Our board of directors and stockholders have approved a total reserve of 1,450,000 shares for issuance under the 2022 Plan, of which 719,660 are remaining.

The following table provides information as of December 31, 2024, regarding common stock of Proteomedix that may be issued under a stock option plan sponsored by Proteomedix (the “PMX Option Plan”).

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by Proteomedix board of directors
PMX Option Plan (1)	58,172	3.46	n/a	(1)(2)
Total	58,172	3.46

(1)	The PMX Option Plan permits grants of equity awards to employees and consultants. The board of directors of Proteomedix approves shares issued under this plan and there is no maximum number of shares that may be issued.
(2)	The PMX Option Plan does not have a maximum number of shares that may be issued.

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

Authorized Shares. Initially, the maximum number of shares of our common stock that may be issued under our 2022 Plan was 40,000 shares of our common stock, which is the sum of (i) 5,000 new shares, plus (ii) an additional number of shares not to exceed 35,000 (calculated after giving effect to the Pre-IPO Stock Split), consisting of (A) shares that remain available for the issuance of awards under our 2019 Plan as of immediately prior to the time our 2022 Plan becomes effective and (B) shares of our common stock subject to outstanding stock options or other stock awards granted under our 2019 Plan that, on or after the 2022 Plan becomes effective, terminate or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time.

On August 22, 2022, at the Company’s 2022 annual meeting of stockholders, the Company’s stockholders approved an additional 25,000 shares of common stock that may be issued under the 2022 Plan. On May 31, 2023, at the Company’s 2022 annual meeting of stockholders, the Company’s stockholders approved an additional 13,750 shares of common stock that may be issued under the 2022 Plan. On September 5, 2024, at the Company’s 2024 annual meeting of stockholders, the Company’s stockholders approved an additional 1,371,250 shares of common stock that may be issued under the 2022 Plan.

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

Corporate Transactions. The following applies to stock awards under the 2022 Plan in the event of a corporate transaction (as defined in the 2022 Plan), unless otherwise provided in a participant’s stock award agreement or other written agreement with us or one of our affiliates or unless otherwise expressly provided by the Board or Compensation Committee at the time of grant.

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

Stock Options. Stock options entitle the holder to purchase a specified number of shares of common stock at a specified price (the exercise price), subject to the terms and conditions of the stock option grant. Our board of directors may grant either incentive stock options, which must comply with Code Section 422, or non-qualified stock options. ISO’s may only be granted to employees of the Company or a “parent corporation” or “subsidiary corporation” thereof (as such terms are defined in Sections 424(e) and 424(f) of the Code). Our Administrator sets exercise prices and terms and conditions; except that stock options must be granted with an exercise price not less than 100% of the fair market value of our common stock on the date of grant. Unless our Administrator determines otherwise, fair market value means, as of a given date, the closing price of our common stock. At the time of grant, our board of directors determines the terms and conditions of stock options, including the quantity, exercise price, vesting periods, term (which may not exceed 10 years) and other conditions on exercise. Pursuant to the 2019 Plan, we may only issue 35,000 ISOs.

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

Corporate Transactions. The following applies to Stock Awards under the 2019 Plan in the event of a corporate transaction (as defined in the 2019 Plan), unless otherwise provided in a participant’s stock award agreement or other written agreement with us or one of our affiliates or unless otherwise expressly provided by the Board at the time of grant.

In the event of a corporate transaction, the board of directors may take one of the following actions, contingent on the completion of the corporate transaction: (i) arrange for the surviving or acquiring corporation (or its parent company) to assume, continue or substitute the Stock Award for a similar stock award; (ii) arrange for the assignment of any reacquisition or repurchase rights held by the Company in respect of common stock issued pursuant to the Stock Award to the surviving or acquiring corporation (or its parent company); (iii) accelerate the vesting (in whole or in part) of the Stock Award; (iv) arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by the Company with respect to the Stock Award; (v) cancel or arrange for the cancellation of the Stock Award, to the extent not vested or not exercised prior to the effective time of the corporate transaction, in exchange for such cash consideration that the Board; and (vi) make a payment equal to the excess, if any, of (A) the value of the property the participant would have received upon the exercise of the Stock Award immediately prior to the effective time of the corporate transaction, over (B) any exercise price payable by such holder in connection with such exercise The Board need not take the same action or actions with respect to all Stock Awards or portions thereof or with respect to all participants. The Board may also take different actions with respect to the vested and unvested portions of a Stock Award.

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

Applicable percentage ownership is based on 44,358,422 shares of common stock outstanding as of May 30, 2025.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of May 30, 2025. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

	Shares of Common Stock Owned
Name and Address of Beneficial Owner(1)	Number of Shares		Percentage
Executive Officers and Directors
James Sapirstein	3,477	(10)	*
Simon Tarsh	3,477	(2)	*
Timothy Ramdeen	3,477	(3)	*
Thomas Meier	3,318	(4)	*
Ajit Singh	3,396	(5)	*
Karina M. Fedasz	-		-
Ralph Schiess	673,365	(6)	1.5%
Christian Brühlmann	611,372	(7)	1.4%
Bruce Harmon	29,574	(8)	*
Neil Campbell	-	(9)	*
Andrew Oakley	1,709	(11)

All directors and named executive officers as a group (11 persons)	1,333,165		3%
5% Stockholders
Altos Venture AG	2,695,931	(12)	6%

*	Represents beneficial ownership of less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Onconetix, Inc., 201 E. Fifth Street, Suite 1900, Cincinnati, Ohio 45202.
(2)	Includes 3,477 restricted stock awards of which 3,318 do not vest until August 31, 2025 and 101 shares of common stock underlying options that are currently exercisable within 60 days of November 1, 2024.
(3)	Includes 3,477 restricted stock awards of which 3,318 do not vest until August 31, 2025 and 59 shares of common stock underlying options that are currently exercisable within 60 days of November 1, 2024.
(4)	Includes 3,318 restricted stock awards of which 3,318 do not vest until August 31, 2025.
(5)	Includes 3,396 restricted stock awards of which 3,318 do not vest until August 31, 2025.
(6)	Includes 177,462 shares of common stock issuable upon settlement of RSUs. Dr. Schiess resigned as Chief Science Officer and Interim Chief Executive Officer on February 24, 2025.
(7)	Includes 177,462 shares of common stock issuable upon settlement of RSUs. Mr. Brühlmann resigned as Chief Strategy Officer on February 18, 2025.
(8)	Consists of 29,574 shares of common stock. Mr. Harmon resigned as Chief Financial Officer on June 8, 2024.
(9)	Mr. Campbell resigned as Chief Executive Officer on January 10, 2024.
(10)	Consists of 3,477 shares of common stock underlying options that are currently exercisable within 60 days of April 5, 2024.
(11)	Includes 1,709 restricted stock awards of which 1,709 do not vest until August 31, 2025.
(12)	Per Schedule 13D filed on September 26, 2024, Altos Venture AG (“Altos”) is the beneficial owner of 2,695,931 shares of Common Stock. The address of Altos is Obertorweg 64, CH-4123, Allschwil, Switzerland.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2023 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of $120,000 of one percent (1%) of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive and Director Compensation.”

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

Related party advances

During the year ended December 31, 2023, the Company’s Audit Committee completed a review of the Company’s expenses due to certain irregularities identified with regards to the related party balance. Based on the results of the review, it was determined that the Company paid and recorded within selling, general and administrative expenses, personal expenditures of the Company’s former CEO and an accounting employee who was also the former CEO’s assistant, during 2022 and during the first three quarters of 2023. The Company evaluated the receivable, which was approximately $363,000, after recording a recovery of approximately $159,000, and which represented the total of the items identified as personal in nature for which the Company did not anticipate recovery from the related party. During 2023, the Company recorded a corresponding reserve for the full amount, resulting in a net related party receivable balance of $0 as of December 31, 2023. There were no such transactions during the year ended December 31, 2024.

Lease Agreements

The Company entered into a short-term lease in Palm Beach, Florida with an unrelated party, with a commencement date of May 1, 2022, for approximately $14,000 per month. The lease, which was personally guaranteed by the Company’s former CEO, ended on April 30, 2023. During the year ended December 31, 2023, the Company incurred rent expense on this lease of approximately $51,000, and variable lease expense of approximately $4,000.

Consulting Agreement

On February 6, 2024, the Company appointed Thomas Meier, PhD, as a member of the Company’s board of directors. Dr. Meier provides consulting services to Proteomedix, through a consulting agreement that was effective January 4, 2024. The Company recorded approximately $58,000 in related expenses during the year ended December 31, 2024, of which approximately $11,000 is included in accrued expenses in the accompanying consolidated financial statements as of December 31, 2024.

On February 28, 2025, the Company and James Sapirstein entered into a consulting agreement, pursuant to which Mr. Sapirstein will be compensated on an hourly basis at a rate of $400 per hour for up to twenty hours per week. As of March 28, 2025, James Sapirstein resigned as Executive Chairman and a member of the Board.

Director Independence

The Board has evaluated each of its directors’ independence from the Company based on the definition of “independence” established by Nasdaq and has determined that each of Simon Tarsh, Timothy Ramdeen, Andrew Oakley and Ajit Singh are independent directors, constituting a majority of the Board. The Board has further determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is “independent” under applicable Nasdaq rules.

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

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

EisnerAmper served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ended December 31, 2023. Malone-Bailey served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ended December 31, 2024.

The table below presents the aggregate fees billed for professional services rendered by Malone-Bailey and EisnerAmper (prior auditor) for the years ended December 31, 2024 and 2023, respectively.

EiEisnerAmper
	2024	2023
Audit fees	$742,827	$951,818
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$742,827	$951,818

Malone-Bailey
	2024	2023
Audit fees	$267,800	$—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$267,800	$—

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual consolidated financial statements, quarterly reviews of our interim condensed financial statements, and services normally provided by EisnerAmper and Malone-Bailey in connection with regulatory filings or engagements for that fiscal period.

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

Item 15. Exhibit and Financial Statement Schedules.

ONCONETIX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Onconetix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Onconetix Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2025.

MALONEBAILEY LLP

Houston, Texas

May 30, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Onconetix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Onconetix Inc. and Subsidiary (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

We served as the Company’s auditor from 2023 to 2024.

EISNERAMPER LLP

Iselin, New Jersey

April 11, 2024, except for the effects of the reverse stock split discussed in Note 1 to the financial statements, as to which the date is May 30, 2025.

ONCONETIX, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023

ASSETS
Current assets
Cash	$646,500	$4,554,335
Accounts receivable, net	25,717	149,731
Inventories	64,079	364,052
Prepaid expenses and other current assets	213,971	770,153
Total current assets	950,267	5,838,271

Prepaid expenses, long-term	-	17,423
Deferred offering costs	-	366,113
Property and equipment, net	62,896	60,654
Operating right of use asset	119,427	148,542
Intangible assets, net	-	25,410,887
Goodwill	27,048,973	55,676,142
Total assets	$28,181,563	$87,518,032

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,787,564	$5,295,114
Accrued expenses	888,988	2,199,867
Notes payable, net of debt discounts of $4,966 and $381,627 at December 31, 2024 and 2023, respectively	9,328,061	9,618,373
Operating lease liability, current	119,427	74,252
Subscription agreement liability - Related Party	4,123,000	-
Contingent warrant liabilities	43,089	2,641
Total current liabilities	18,290,129	17,190,247

Note payable, net of current portion	-	118,857
Subscription agreement liability, long-term related party	-	864,000
Pension benefit obligation	280,879	556,296
Operating lease liability, net of current portion	-	74,290
Deferred tax liability, net	-	3,073,781
Total liabilities	18,571,008	21,877,471

Commitments and Contingencies (see Note 10)

Series B Convertible Redeemable Preferred stock, $0.00001 par value, 2,700,000 shares authorized at December 31, 2024 and 2023, 0 and 2,696,729 shares issued and outstanding at December 31, 2024 and 2023, respectively	-	64,236,085
Series C Redeemable Preferred Stock, $0.00001 par value, 10,000 shares authorized, 3,499 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,067,928	-

Stockholders' equity
Series A Convertible Preferred stock, $0.00001 par value, 10,000 shares authorized at December 31, 2024 and 2023; 0 and 3,000 shares issued and outstanding at December 31, 2024 and 2023, respectively; Liquidation preference of $0 and $3,000,000 at December 31, 2024 and 2023, respectively.	-	-
Common stock, $0.00001 par value, 250,000,000 shares authorized at December 31, 2024 and 2023; 11,767,443 and 571,033 the shares issued at December 31, 2024 and 2023, respectively; 11,754,509 and 558,099 shares outstanding at December 31, 2024 and 2023, respectively	118	6
Additional paid-in capital	127,825,626	49,429,031
Treasury stock, at cost; 12,934 shares of common stock at December 31, 2024 and 2023	(625,791)	(625,791)
Due from shareholders	(250,308)	-
Accumulated deficit	(115,683,621)	(56,786,194)
Accumulated other comprehensive income (loss)	(2,723,397)	2,380,920
Total Onconetix, Inc. stockholders’ equity (deficit)	8,542,627	(5,602,028)
Non-controlling interest	-	7,006,504
Total stockholders’ equity	8,542,627	1,404,476
Total liabilities, convertible preferred stock, and stockholders’ equity	$28,181,563	$87,518,032

The accompanying notes are an integral part of these consolidated financial statements.

ONCONETIX, INC.
Consolidated Statements of Operations and Comprehensive Loss

	December 31, 2024	December 31, 2023

Revenue	$2,524,116	$58,465
Cost of revenue	1,469,018	1,185,630
Gross profit	1,055,098	(1,127,165)

Operating expenses
Selling, general, and administrative	11,231,982	14,770,678
Research and development	154,359	1,949,406
Impairment of ENTADFI	3,530,716	14,687,346
Impairment of intangibles	10,279,796	-
Impairment of goodwill	32,347,000	-
Impairment of deposit on asset purchase agreement	-	3,500,000
Total operating expenses	57,543,853	34,907,430
Loss from operations	(56,488,755)	(36,034,595)

Other (expense) income
Loss on extinguishment of note payable	-	(490,000)
Interest expense - related party	(534,245)	-
Interest expense	(873,433)	(671,625)
Interest income	18	-
Change in fair value of subscription agreement liability	(3,259,000)	(134,100)
Change in fair value of contingent warrant liabilities	1,250,466	(91,967)
Other	168,746	-
Total other (loss)	(3,247,448)	(1,387,692)
Loss before income taxes	(59,736,203)	(37,422,287)
Income tax benefit	1,045,180	12,593
Net loss	$(58,691,023)	$(37,409,694)
Deemed dividend Series C preferred stock	(206,404)	-
Net loss applicable to common stockholders	(58,897,427)	(37,409,694)

Net loss per share, basic and diluted	$(21.45)	$(87.45)

Weighted average number of common shares outstanding, basic and diluted	2,745,564	427,784

Other comprehensive income (loss)
Net loss	$(58,691,023)	$(37,409,694)
Foreign currency translation	(5,342,327)	2,374,957
Change in pension benefit obligation	238,010	5,963
Total comprehensive loss	$(63,795,340)	$(35,028,774)

The accompanying notes are an integral part of these consolidated financial statements.

ONCONETIX, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Due from	Total Onconetix Equity	Non-controlling Equity	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Shareholders	(Deficit)	(Deficit)	(Deficit)
Balance at December 31, 2023	3,000	—	571,033	$6	49,429,031	(12,934)	(625,791)	$(56,786,194)	$2,380,920	$-	$(5,602,028)	7,006,504	$1,404,476

Issuance of common stock and warrants from exercise of preferred investment options, net of issuance costs	—	—	186,466	2	765,027	—	—	—	—	—	765,029	—	765,029
Grant and immediate exercise of warrants	—	—	154,027	2	6,153	—	—	—	—	—	6,155	—	6,155
Issuance of shares in connection with related party subscription agreement	—	—	513,424	5	5,134,242	—	—	—	—	—	5,134,247	—	5,134,247
Conversion of Series A Preferred Stock to common stock	(3,000)	—	142,749	1	(1)	—	—	—	—	—	—	—	—
Conversion of Series B Preferred Stock to common stock	—	—	6,741,820	67	64,236,018	—	—	—	—	—	64,236,085	—	64,236,085
Exercise of stock options	—	—	406	—	163	—	—	—	—	—	163	—	163
Stock-based compensation	—	—	—	—	260,406	—	—	—	—	—	260,406	178,247	438,653
Issuance of restricted common stock	—	—	16,668	—	—	—	—	—	—	—	—	—	—
Forfeitures of restricted stock	—	—	(312)	—	—	—	—	—	—	—	—	—	—
Cash in lieu of shares	—	—	(227)	—	(719)	—	—	—	—	—	(719)	—	(719)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(5,342,327)	—	(5,342,327)	—	(5,342,327)
Issuance of common stock in connection with the ELOC	—	—	2,757,933	28	935,562	—	—	—	—	(250,308)	685,282	—	685,282
Issuance of restricted common stock in exchange in exchange for options	—	—	683,456	7	7,184,744	—	—	—	—	—	7,184,751	(7,184,751)	—
Adjustment to redeemable Series C preferred Stock	—	—	—	—	(125,000)	—	—	(206,404)	—	—	(331,404)	—	(331,404)
Changes in pension benefit obligation	—	—	—	—	—	—	—	—	238,010	—	238,010	—	238,010
Net loss	—	—	—	—	—	—	—	(58,691,023)	—	—	(58,691,023)	—	(58,691,023)
Balance at December 31, 2024	—	—	11,767,443	118	$127,825,626	(12,934)	(625,791)	$(115,683,621)	$(2,723,397)	$(250,308)	$8,542,627	—	$8,542,627

	Series A								Accumulated		Non-	Total
	Preferred				Additional				Other	Total	controlling	Stockholders'
	Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Onconetix	Equity	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Deficit	(Deficit)	(Deficit)
Balance at December 31, 2022	—	—	393,107	$4	42,331,308	(11,493)	(566,810)	$(19,376,500)	$—	$22,388,002	$—	$22,388,002
Issuance of common stock from exercise of preferred investment options	—	—	62,155	—	2,272,838	—	—	—	—	2,272,838	—	2,272,838
Issuance of warrants for settlement of contingent warrants	—	—	—	—	129,184	—	—	—	—	129,184	—	129,184
Issuance of Series A Preferred Stock	3,000	—	—	—	3,490,000	—	—	—	—	3,490,000	—	3,490,000
Issuance of common stock and Series B Preferred Stock in connection with PMX Transaction	—	—	91,885	2	875,482	—	—	—	—	875,484	—	875,484
Assumption of stock-based compensation plan awards in connection with PMX Transaction	—	—	—	—	—	—	—	—	—	—	7,006,504	7,006,504
Exercise of stock options	—	—	1,148	—	459	—	—	—	—	459	—	459
Exercise of pre-funded warrants	—	—	16,166	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	12,823	—	—	—	—	—	—	—	—	—
Forfeitures of restricted stock	—		(6,251)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	329,760	—	—	—	—	329,760	—	329,760
Purchase of treasury shares	—	—	—	—	—	(1,441)	(58,981)	—	—	(58,981)	—	(58,981)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,374,957	2,374,957	—	2,374,957
Changes in pension benefit obligation	—	—	—	—	—	—	—	—	5,963	5,963	—	5,963
Net loss	—	—	—	—	—	—	—	(37,409,694)	—	(37,409,694)	—	(37,409,694)
Balance at December 31, 2023	3,000	—	571,033	$6	$49,429,031	(12,934)	$(625,791)	$(56,786,194)	$2,380,920	$(5,602,028)	$7,006,504	$1,404,476

The accompanying notes are an integral part of these consolidated financial statements.

ONCONETIX, INC.
Consolidated Statements of Cash Flows

	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash flows from operating activities
Net loss	$(58,691,023)	$(37,409,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of deposit on asset purchase agreement	-	3,500,000
Impairment of other long-lived assets	-	267,019
Loss on impairment of goodwill	32,347,000	-
Loss on impairment of ENTADFI	3,530,717	14,687,346
Loss on impairment of intangibles	10,279,796	-
Amortization of debt discount	376,660	671,373
Amortization of debt discount - related party	400,000	-
Loss on related party receivable	-	265,648
Loss on extinguishment of note payable	-	490,000
Depreciation and amortization	731,345	43,937
Fair value of subscription agreement liability	-	729,900
Net periodic pension benefit cost	(48,423)	13,875
Stock-based compensation	438,653	329,760
Loss on impairment of inventory of ENTADFI	356,637	-
Change in fair value of contingent warrant liabilities	(1,250,466)	91,967
Change in fair value of subscription agreement liability	3,259,000	134,100
Recovery of related party receivable	-	(159,000)
Provision for excess inventory	-	1,152,369
Deferred tax benefit	(1,045,181)	(12,593)
Amortization of deferred offering costs	366,113	-
Gain on settlement of contingent warrant liabilities	(5,282)	-
Changes in assets and liabilities:
Accounts receivable	116,676	(62,286)
Inventory	(62,273)	(315,828)
Prepaid expenses and other assets	1,018,109	(412,601)
Prepaid expenses, LT	(7,749)	(16,883)
Accounts payable	(1,477,075)	3,372,648
Accrued expenses	(1,129,050)	(942,075)
Net cash used in operating activities	(10,495,816)	(13,581,018)

Cash flows from investing activities
Acquisition of assets	-	(6,079,771)
Cash acquired through business combination	-	1,056,578
Deposit made in connection with asset purchase agreement	-	(3,500,000)
Purchase of other long-lived assets	-	(51,744)
Receivable from related party	-	(70,798)
Purchase of property and equipment	(28,471)	(3,300)
Net cash used in investing activities	(28,471)	(8,649,035)

Cash flows from financing activities
Proceeds from issuance of notes payable - related party	5,000,000	-
Payment of financing costs	(400,000)	-
Payment on note payables	(1,345,521)	(1,000,000)
Proceeds from exercise of preferred investment options, net	922,749	2,298,675
Proceeds from exercise of stock options	163	459
Proceeds from exercise of warrants	6,155	-
Proceeds from issuance of Series C Preferred Stock and warrants	1,875,000	-
Proceeds from purchases of common stock	685,282	-
Cash in lieu of shares	(718)	-
Deferred financing costs	-	(205,093)
Purchase of treasury shares	-	(58,981)
Net cash provided by financing activities	6,743,110	1,035,060

Effect of exchange rate changes on cash	(126,658)	(3,331)
Net (decrease) in cash	(3,907,835)	(21,198,323)
Cash, beginning of period	4,554,335	25,752,659
Cash, end of period	$646,500	$4,554,335
Cash paid for interest	$379,409	$-

Noncash investing and financing activities:
Inventory and intangible assets acquired through issuance of notes payable	$-	$12,947,000
Incremental fair value of exchanged preferred investment options	$-	$2,613,011
Deferred offering costs included in accounts payable and accrued expenses	$-	$150,000
Recognition of contingent warrant liability	$157,720	$25,837
Warrants issued for settlement of contingent warrants	$-	$129,184
Deferred offering costs previously included in prepaid expenses	$-	$(11,020)
Effect of business combination (Note 5)	$-	$64,054,991
Conversion of Series B Preferred Stock to common stock	$64,236,085	$-
Settlement of related party note payable and accrued interest through issuance of common stock	$5,134,247	$-
Settlement of note payable through issuance of Series A convertible preferred stock	$-	$3,490,000
Exercise of pre-funded warrants	$-	$7
Issuance of restricted stock	$-	$5
Restricted stock forfeitures	$-	$(3)
Establishment of operating right-of-use asset	$87,864	$-
Conversion to equity of non-controlling interest	$7,184,751	$-
D&O insurance premium financed	$678,548	$-
Receivable from shareholders for shares issued	$250,308	$-
Measurement Period Adjustments from Proteomedix acquisition	$10,321,000	$-
Adjustment to redeemable Series C preferred stock	$125,000	$-
Deemed dividend Series C preferred stock	$206,404	$-

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

Historically, the Company’s focus was on the research and development of transformational vaccines to prevent infectious diseases worldwide, until the third quarter of 2023, at which time the Company halted its efforts on vaccine development activities to focus on commercialization activities for ENTADFI and pursue other potential acquisitions. However, in light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and is still working with an investment advisor to assist with the potential sale or other transaction of the ENTADFI assets. There is currently no plan to resume commercialization of ENTADFI, and as such, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product. Based on the circumstances surrounding ENTADFI, the ENTADFI assets were fully impaired at June 30, 2024 (see Notes 4 and 5).

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

Reverse Stock Split

On September 24, 2024, the Company effected a reverse stock split of all shares of its issued and outstanding Common Stock at a ratio of one-for-forty (1:40). The Company accounted for the reverse stock split on a retrospective basis pursuant to Accounting Standards Codification (“ASC”) 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, and share-based awards’ exercise prices and per share data have been adjusted in these consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The number of authorized shares and par value of the preferred stock and common stock were not adjusted because of the reverse stock split.

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

The non-controlling interest recorded in the accompanying consolidated financial statements as of December 31, 2023 relates to currently outstanding stock-based awards issued by Proteomedix, which were assumed by Onconetix in connection with the acquisition of Proteomedix (see Note 5). During the year ended December 31, 2024, the non-controlling interest converted to equity with the issuance of restricted common stock in exchange for PMX options.

ONCONETIX, INC.
Notes to Consolidated Financial Statements

Note 2 — Going Concern and Management’s Plans

The Company’s operating activities to date have been devoted to seeking licenses, engaging in research and development activities, potential asset and business acquisitions, and expenditures associated with the previously planned commercial launch of ENTADFI, and the commercialization of Proclarix.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future.

As of December 31, 2024, the Company had cash of approximately $0.6 million, a working capital deficit of approximately $17.3 million and an accumulated deficit of approximately $115.7 million. During the year ended December 31, 2024, the Company used approximately $10.5 million in cash for operating activities. In addition, as of May 30, 2025, the Company’s cash balance was approximately $0.5 million. The Company’s current cash balance is not sufficient to fund its operations through the end of December 2025. In December 2024, the Company began drawing on the Equity Financing Line of Credit (“ELOC”), which it entered into on October 2, 2024, referred herein as the ELOC Purchase Agreement; however, projections are indicative that it will be unable to meet its contractual commitments and obligations as they come due in the ordinary course of business. Effective in 2025, the Company has redeemed the preferred stock of approximately $1.71 million. The Company will require significant additional capital in the short-term to fund its continuing operations, satisfy existing and future obligations and liabilities, including the funds needed to support the Company’s working capital needs and business activities. These business activities include the commercialization of Proclarix, and the development and commercialization of the Company’s future product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these consolidated financial statements.

Management’s plans for funding the Company’s operations include generating product revenue from sales of Proclarix, which may still be subject to further successful commercialization activities within certain jurisdictions. Management also intends to secure additional required funding through equity or debt financings if available, and to utilize the ELOC entered into in October 2024 (see Note 9) on an as-needed basis to assist with the paydown of notes issued to Veru and to fund current operating needs, subject to certain restrictions and beneficial ownership constraints. However, based on the terms of the ELOC and the current maximum availability, management determined that the funds readily available under the ELOC will not be sufficient to sustain operations. In addition, there are currently no other commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. This creates significant uncertainty whether the Company will have the funds available to be able to sustain its operations and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development, and/or commercialization of future product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

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

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s consolidated financial statements relate to accounting for acquisitions, valuation of inventory, the useful life of the amortizable intangible assets, estimates of future cash flows used to evaluate impairment of intangible assets, accrued research and development expenses, assumptions related to the pension benefit obligation, stock-based compensation, the valuation of preferred stock, valuation of subscription agreement liability, and the valuation allowance of deferred tax assets. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, exceed the Federal Depository Insurance Coverage limit for those maintained in the United States and exceed the Swiss Financial Market Supervisory Authority for those maintained in Switzerland. As of December 31, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Foreign Currency Translation

The financial statements of Proteomedix, the Company’s foreign subsidiary, are measured using the local currency, which is the Swiss Franc, as the functional currency. Assets and liabilities of this subsidiary are translated into U.S. dollars at exchange rates as of the consolidated balance sheet date. Equity is translated at historical exchange rates. Revenues and expenses are translated into U.S. dollars at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity, as accumulated other comprehensive income or loss. Foreign currency transaction gains and losses are included in the results of operations. For the years ended December 31, 2024 and 2023, foreign currency translation gain (loss) was approximately $(5.3) million and $2.4 million.

Accounts receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for credit losses that is based upon a review of outstanding receivables, historical collection information, expected future losses, and existing economic conditions.  As of December 31, 2024, there was no allowance for credit losses. As of December 31, 2024, substantially all of the Company’s accounts receivable are due from a single customer.

Inventories

Inventories consist of product acquired in the Proteomedix transaction. Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, aside from inventories acquired in an asset acquisition or business combination, which are recorded at fair value. The Company periodically reviews the composition of inventory in order to identify excess, obsolete, slow-moving or otherwise non-saleable items taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand. If non-saleable items are observed and there are no alternative uses for the inventory, the Company records a write-down to net realizable value in the period that the decline in value is first recognized.

Property and Equipment

Property and equipment consists of laboratory equipment, computers, and office furniture and fixtures, all of which are recorded at cost. Depreciation is recorded using the straight-line method over the respective useful lives of the assets ranging from two to ten years. Depreciation expense was approximately $22,000 and $7,000 for the years ended December 31, 2024 and 2023 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests on an annual basis, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is allocated to the reporting unit from which it was created. A reporting unit is an operating segment or sub-segment to which goodwill is assigned when initially recorded. The Company tests indefinite lived intangible assets for impairment, on an annual basis in the fourth quarter, or more frequently if an event occurs or circumstances indicate that the indefinite lived assets may be impaired. The Company may perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines this is the case, the Company then performs further quantitative analysis to identify and measure the amount of goodwill impairment loss to be recognized, if any. To perform its quantitative test, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. The Company did not test its goodwill or indefinite lived assets for impairment during the year ended December 31, 2023, given that the acquisition date occurred after the annual testing date and given that there were no impairment indicators from the date of acquisition through the end of the reporting period. For the year ended December 31, 2024, the Company recorded losses on impairment of goodwill of approximately $32.3 million.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable (a “triggering event”). Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the long-lived asset in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value. During the years ended December 31, 2024 and 2023, the Company determined that there were certain triggering events that indicated that the carrying amount of the assets recorded in connection with the ENTADFI acquisition (see Note 5) may not be fully recoverable. Impairment losses of $3.5 million and $14.7 million were recorded during the years ended December 31, 2024 and 2023, respectively (see Note 4). The Company also recorded an impairment loss of approximately $267,000 during the year ended December 31, 2023, related to implementation costs incurred under cloud computing hosting arrangements that were capitalized during the year.

During the year ended December 31, 2024, the Company determined there were certain triggering events that indicated the carrying amounts of the assets recorded in connection with the PMX acquisition (see Note 5) may not be fully recoverable. Impairment losses of approximately $10.3 million related to the Company’s intangible assets were recorded during the year ended December 31, 2024 resulting in a zero balance of the intangible assets as of December 31, 2024. See Note 4 for further details.

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

The fair value of financial instruments measured on a recurring basis is as follows as of December 31, 2024 and 2023:

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liabilities	$43,089	—	—	$43,089
Subscription agreement liability – related party	4,123,000	—	—	4,123,000
Total	$4,166,089	$—	$—	$4,166,089

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$2,641	—	—	$2,641
Subscription agreement liability – related party	864,000	—	—	864,000
Total	$866,641	—	—	866,641

During the year ended December 31, 2023, in connection with the acquisition of Proteomedix, the Company recorded intangible assets, which were recognized at fair value (see Note 5). Additionally, as a result of the impairment losses recorded on the Company’s ENTADFI asset group during the year ended December 31, 2024, the related assets were recorded at fair value as of December 31, 2024. These non-financial assets were valued using significant unobservable measures and other fair value inputs and are therefore classified as Level 3 measurements.

None of the Company’s other non-financial assets or liabilities are recorded at fair value on a non-recurring basis as of December 31, 2024 and 2023. There were no transfers between levels during the periods presented.

The following table summarizes the activity for the related party subscription agreement liability, using unobservable Level 3 inputs, for the years ended December 31, 2024 and 2023:

Subscription Agreement Liability
Balance at December 31, 2022	$—
Fair value upon issuance	729,900
Change in fair value	134,100
Balance at December 31, 2023	864,000
Change in fair value	3,259,000
Balance at December 31, 2024	$4,123,000

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

Valuation of Subscription Agreement Liability

The Subscription Agreement is accounted for as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”), as the make-whole provision could result in a variable number of shares being issued upon settlement. The related party subscription agreement liability is measured at fair value at the commitment date and at each subsequent reporting period, with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. As of December 31, 2024 and December 31, 2023, the fair value of the related party subscription agreement liability is estimated to be approximately $4,123,000 and $864,000, respectively, and the change in fair value of the related party subscription agreement liability for the year ended December 31, 2024 was an increase of approximately $3,259,000. The fair value was determined using a Monte-Carlo option pricing model, and as of December 31, 2024 and 2023, the Company utilized 100% and 55% probability, respectively, that the Subscription Agreement will close.

The following table summarizes the activity for the contingent warrant liabilities, using unobservable Level 3 inputs, for the years ended December 31, 2024 and 2023:

Contingent Warrant Liabilities
Balance at December 31, 2022	$14,021
Fair value at issuance	25,837
Reclassification to equity	(129,184)
Change in fair value	91,967
Balance at December 31, 2023	2,641
Fair value at issuance	1,296,196
Change in fair value	(1,250,466)
Gain on settlement of contingent warrant liability	(5,282)
Balance at December 31, 2024	$43,089

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

Operating lease right of use assets and operating lease liabilities are recognized on the lease commencement date. Operating lease right of use assets represent the Company’s right to use an underlying asset for the estimated lease term and operating lease liabilities represent the Company’s present value of its future lease payments. In assessing its lease and determining its lease liability at lease commencement or upon modification, the Company was not able to readily determine the rate implicit for its lessee arrangements and thus has used its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company’s right of use asset is measured as the balance of the lease liability plus or minus any prepaid or accrued lease payments and any unamortized initial direct costs. The operating lease payments are recognized as lease expense on a straight-line basis over the lease term, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. Lease payments included in the measurement of the lease liability are comprised of fixed payments. If the Company’s lease agreements include renewal option periods, the Company includes such renewal options in its calculation of the estimated lease term when it determines whether the options are reasonably certain to be exercised. When such renewal options are deemed to be reasonably certain, the estimated lease term determined under ASC 842 will be greater than the non-cancellable term of the contractual arrangement.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company applies this policy to all underlying asset categories.

The Company additionally evaluates leases at their inception to determine if the leases are to be accounted for as an operating lease or a finance lease. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments are recognized in the period in which the obligations for those payments are incurred. Lease expense for finance leases is bifurcated into two components, with the amortization expense component of the right-of-use asset recognized on a straight-line basis and the interest expense component recognized using the effective interest method over the lease term. The Company has no financing leases as of December 31, 2024 or 2023.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

Defined Benefit Pension Plan

Proteomedix sponsors a defined benefit pension plan (the “Swiss Plan”) covering its eligible Swiss employees. The Swiss Plan is government-mandated and provides retirement benefits based on employees’ years of service and compensation levels. The Company recognizes an asset for the Swiss Plan’s overfunded status or a liability for underfunded status in its consolidated balance sheets. Additionally, the Company measures its plan’s assets and obligations that determine its funded status as of the end of the year and recognizes the changes in the funded status in the year in which the changes occur. Those changes are reported in accumulated other comprehensive loss in the accompanying consolidated statements of convertible preferred stock and stockholders’ equity. The Company uses actuarial valuations to determine its pension and postretirement benefit costs and credits. The amounts calculated depend on a variety of key assumptions, including discount rates and expected return on plan assets. Current market conditions are considered in selecting these assumptions.

Collaborative Agreements

The Company periodically enters into strategic alliance agreements with counterparties to produce products and/or provide services to customers. Alliances created by such agreements are not legal entities, have no employees, no assets and have no true operations. These arrangements create contractual rights and the Company accounts for these alliances as a collaborative arrangement by reporting costs incurred and reimbursements received from transactions within research and development expenses within the consolidated statements of operations and comprehensive loss.

Revenue Recognition

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

Completion of the service and satisfaction of the performance obligation under a SOW is typically evidenced by access to the data or test made available to the customer or any other form or applicable manner of delivery defined in the SOW. However, for certain SOWs under which work is performed pursuant to the customer’s highly customized specifications, the Company has the enforceable right to bill the customer for work completed, rather than upon completion of the SOW. For those SOWs, the Company recognizes revenue over a period of time during which the work is performed based on the expended efforts (inputs). As the performance obligation under the SOW is satisfied, any amounts earned as revenue and billed to the customer are included in accounts receivable

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

Product Sales

The Company derives revenue through sales of its products, which includes Proclarix, its diagnostic product, directly to end users, including laboratories, hospitals, and medical centers, and to distributors. As of the year ended December 31, 2024, the majority of the Company’s product revenue was generated from sales of Proclarix assays to LabCorp for review and testing in connection with the Company’s license agreement with LabCorp (see Note 6). The Company considers customer purchase orders, which in some cases are governed by master sales agreements or standard terms and conditions, to be the contracts with a customer. For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to a refund or adjustment to determine the net consideration to which it expects to be entitled. The Company fulfills its performance obligation applicable to product sales once the product is transferred to the customer.

The Company’s revenue was generated from the following geographic regions during the year ended December 31, 2024:

	European Union	Non-European Union (UK)	United States
Development services	100%	-%	-%
Product sales	65%	10%	25%

	European Union	Non-European Union (UK)	United States	Total Revenue
Development services	$2,275,088	$-	$-	$2,275,088
Product sales	162,071	23,842	$63,115	249,028
Total	$2,437,159	$23,842	$63,115	$2,524,116

The Company’s revenue was generated from the following geographic regions during the year ended December 31, 2023:

	European Union	Non-European Union (UK)	United States
Development services	100%	-%	-%
Product sales	0%	-%	-%

	European Union	Non-European Union (UK)	United States	Total Revenue
Development services	$58,465	$-	$-	$58,465
Total	$58,465	$-	$-	$58,465

The Company had the following customer concentrations for its revenue during the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Development Services	Product Sales	Development Services	Product Sales
Customer A	100%	65%	100%	—%
Customer B	—%	25%	—%	—%
Customer C	—%	5%	—%	—%
Customer D	—%	5%	—%	—%

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

Any revenues earned but not yet billed to the customer as of the date of the consolidated financial statements are recorded as contract assets and are included in prepaid expenses and other current assets in the accompanying consolidated financial statements. The Company had no unbilled accounts receivable as of December 31, 2024 and an insignificant balance as of December 31, 2023. Amounts recorded in contract assets are reclassified to accounts receivable in our consolidated financial statements when the customer is invoiced according to the billing schedule in the contract. Accounts receivable was approximately $26,000 and $150,000 as of December 31, 2024 and December 31, 2023, respectively.

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

Contingencies

Accruals are recorded for loss contingencies when it is probable that a liability has been incurred, and the amount of the related loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. Considering facts known at the time of the assessment, the Company determines whether potential losses are considered reasonably possible or probable and whether they are estimable. Based upon this assessment, the Company carries out an evaluation of disclosure requirements and considers possible accruals in the consolidated financial statements.

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

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the accompanying consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive losses for the years ended December 31, 2024 and 2023 are comprised of net loss, the effect of currency translation adjustments, and the change in pension benefit obligation.

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

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

Recently Adopted Accounting Standards

Effective with the 2024 consolidated financial statements, the Company adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis. The standard expanded disclosures that are required on an interim basis. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The adoption of this standard only impacted the Company’s disclosures, which were made on a retrospective basis, with no impact to the results of operations, cash flows or financial condition.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This guidance will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting period beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of this new guidance to our consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 4 — Balance Sheet Details

Inventories

Inventories, which primarily relate to Proclarix product as of December 31, 2024 and ENTADFI product as of December 31, 2023, consisted of the following:

	December 31, 2024	December 31, 2023
Raw materials	$57,446	$139,208
Work-in-process	—	194,805
Finished goods	6,633	30,039
Total	$64,079	$364,052

The Company recorded an impairment on the ENTADFI inventory in the amount of approximately $0.4 million during the year ended December 31, 2024. During the year ended December 31, 2023, $1.2 million of an impairment was recorded (see Note 5).

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 4 — Balance Sheet Details (cont.)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Prepaid insurance	$101,999	$122,004
Prepaid regulatory fees	—	312,551
Prepaid research and development	—	89,195
Prepaid professional fees	7,487	70,708
VAT taxes receivable	28,756	—
Prepaid other	33,894	175,695
Other Receivable	41,835	—
Total	$213,971	$770,153

Intangible Assets

Intangible assets, which were recorded during the year ended December 31, 2023 in connection with the ENTADFI and Proteomedix acquisitions (see Note 5), is comprised of customer relationships, product rights for developed technology and a trade name, and consisted of the following as of December 31, 2024 and 2023:

	Trade name	Product rights for developed technology	Customer relationships	Total intangible assets, net

Balance at January 1, 2023	$-	$-	$-	$-
Additions	9,018,000	28,447,771	1,891,000	39,356,771
Impairment	-	(14,610,128)	-	(14,610,128)
Amortization	-	(31,213)	(5,599)	(36,812)
Effect of Foreign Currency Translation	294,739	344,514	61,803	701,056
Balance at December 31, 2023	$9,312,739	$14,150,944	$1,947,204	$25,410,887
Measurement period adjustments related to the Proteomedix acquisition (Note 5)	(6,239,000)	(3,264,000)	(818,000)	(10,321,000)
Impairment	(2,676,441)	(9,912,392)	(987,607)	(13,576,440)
Amortization	(185,396)	(457,144)	(66,502)	(709,042)
Effect of Foreign Currency Translation	(211,902)	(517,408)	(75,095)	(804,405)
Balance at December 31, 2024	$-	$-	$-	$-

The finite lived intangible assets held by the Company, which includes trade name, customer relationships and product rights for developed technology, were being amortized over their estimated useful lives, which is 15 years. Amortization expense related to intangible assets was approximately $0.7 million for the year ended December 31, 2024, of which approximately $457,000 and $252,000 was recorded as cost of revenue and selling, general, and administrative expenses, respectively, in the accompanying consolidated statements of operations and comprehensive loss. Amortization expense related to intangible assets was approximately $37,000 for the year ended December 31, 2023, of which approximately $31,000 and $6,000 was recorded as costs of revenue and selling, general, and administrative expenses, respectively.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 4 — Balance Sheet Details (cont.)

ENTADFI Intangible Asset Impairment

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

During the three months ended June 30, 2024, the Company reevaluated the probability of each potential strategic alternative occurring and determined that the change in probabilities is a triggering event that could result in a decrease in future expected cash flows. Based on the Company’s evaluation, there was no plan to resume commercialization of ENTADFI, the Company had not identified any buyers interested to consummate a sale or other transaction of the ENTADFI assets and was considering abandoning the product, all of which indicated the carrying amount of the ENTADFI asset group may not be fully recoverable. The Company further determined that the asset group was fully impaired at June 30, 2024, and recorded a corresponding impairment charge during the three months ended June 30, 2024, thus resulting in no remaining carrying value for the assets in the ENTADFI asset group. The Company further determined that the asset group was fully impaired at June 30, 2024, and recorded a corresponding impairment charge during the three months ended June 30, 2024, thus resulting in no remaining carrying value for the assets in the ENTADFI asset group. There were no additional impairments for the remainder of the year ending December 31, 2024.

Proteomedix Intangible Assets Impairment

The Company assesses the recoverability of its intangible with definite lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the three months ended March 31, 2024, June 30, 2024 and September 30, 2024, the Company did identify certain impairment indicators such as the decrease in the Company’s stock price; however, the Company concluded the intangible assets’ values were recoverable based on its quantitative analyses to assess the projected future undiscounted cash flows associated with the intangible assets compared to their carrying value. Therefore, the Company recorded no impairment charges on its intangible assets during the three months ended March 31, 2024, June 30, 2024 and September 30, 2024.

During the three months ended December 31, 2024, the Company identified indicators of impairment related to the intangible assets acquired in connection with the PMX acquisition. Although the Company continued to view the underlying technologies as strategically important, it determined that it no longer possessed the operational or financial resources required to advance their development. This conclusion was based on several factors including the Company experiencing a substantial decline in market capitalization and share price during the three months ended December 31, 2024. The decrease in market capitalization and share price was driven by significant recurring net losses and a decrease in the Company’s liquidity position. The Company’s updated financial forecasts reflected continued and increasing net losses associated with the development and commercialization of the PMX-related assets; however, the Company’s weakened financial condition constrained its ability to raise the capital necessary to support the continued investment in the PMX assets. This limited access to capital raise led the Company to conclude it no longer has the ability to support the continued operation and commercialization efforts associated with the PMX assets. As a result of these factors, the Company recorded a full impairment charge on the remaining balance of its intangible assets resulting in a zero balance at December 31, 2024.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 4 — Balance Sheet Details (cont.)

Goodwill

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

During the three months ended December 31, 2024, the Company identified a measurement period adjustment relating from the Proteomedix acquisition resulting in an increase to the acquired goodwill of approximately $8.4 million (see Note 5). In addition, the Company performed a re-evaluation of market conditions and anticipated timing of projected sales which prompted the Company to determine that there was an indicator of a potential impairment of its related goodwill. Accordingly, as of December 31, 2024, the Company performed a quantitative analysis to identify and measure the amount of impairment loss to be recognized. It was determined there was an additional impairment on goodwill of $16.8 million for the three months ended December 31, 2024.

The Company has recorded a cumulative $32.3 million in impairment charges related to its goodwill for the year ended December 31, 2024.

The fair value estimate of the reporting units for the quarters ended March 31, 2024 and June 30, 2024 was derived from a combination of an income approach and a market approach, and a reconciliation to the Company’s market capitalization. The fair value estimate of the reporting units for the quarter ended September 30, 2024 was derived from the income approach and reconciled to the Company’s market capitalization. The method was changed for the quarter ended September 30, 2024 to reflect the disparity between the Company and the guideline transactions that were previously selected in prior quarters. The fair value estimate of the reporting units for the quarter ended December 31, 2024 was derived from the Company’s market capitalization. Under the income approach, the Company estimated the fair value of the reporting unit based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management’s estimates of future revenue and operating costs, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and changes in the reporting unit’s projected cash flows. Under the market approach, the Company estimated the fair value of the reporting unit based on revenue market multiples derived from comparable companies with similar characteristics as the reporting unit, as well as an estimated control premium.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 4 — Balance Sheet Details (cont.)

Goodwill consisted of the following as of December 31, 2024 and 2023:

Balance as of January 1, 2023	$-
PMX transaction goodwill	53,914,055
Foreign currency translation	1,762,087
Balance as of December 31, 2023	55,676,142
Measurement period adjustment related to the Proteomedix acquisition	8,393,843
Impairment loss	(32,347,000)
Foreign currency translation	(4,674,012)
Balance as of December 31, 2024	$27,048,973

Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Accrued compensation	$186,956	$487,579
Accrued research and development	320,096	616,707
Accrued professional fees	161,981	550,415
Accrued implementation fees	—	93,787
Accrued franchise taxes	40,000	60,530
Accrued interest	139,409	—
Accrued deferred offering costs	—	125,000
Accrued license fees	14,705	—
Other accrued expenses	25,841	265,849
Total	$888,988	$2,199,867

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

On September 29, 2023, the Company entered into an amendment to the Veru APA (the “Veru APA Amendment”), which provides that the $4.0 million note payable originally due on September 30, 2023 was deemed paid and fully satisfied upon (1) the payment to the Seller of $1.0 million in cash on September 29, 2023, and (2) the issuance to the Seller by October 3, 2023 of 3,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) of the Company (see Note 9). Pursuant to the Veru APA Amendment, the Series A Preferred Stock will convert to common stock of the Company one year from the date of issuance if the required stockholder approval is obtained. The Series A Preferred Stock, which was issued to the Seller on October 3, 2023 is initially convertible, in the aggregate, into 142,479 shares of the Company’s common stock, subject to adjustment and certain stockholder approval limitations specified in the Certificate of Designations. Pursuant to the Veru APA Amendment, the Company agreed to use commercially reasonable efforts to obtain such stockholder approval by December 31, 2023, however, such shareholder approval was not obtained as of December 31, 2023. The Company also agreed to include the shares of common stock issuable upon conversion of the Series A Preferred Stock in the next resale registration statement filed with the SEC.

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

The Company recorded an impairment charge on the ENTADFI asset group of $3.5 million during the year ended December 31, 2024 (see Note 4), and an impairment charge on the ENTADFI inventory of approximately $0.4 million during the year ended December 31, 2024. In addition, during the fourth quarter of 2023, the Company recorded an impairment charge of approximately $14.7 million on the ENTADFI asset group, as well as an impairment charge on the ENTADFI acquired inventory of approximately $1.2 million, which included impairment of 100% of the acquired work-in-progress inventory.

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

The WraSer APA could be terminated prior to the closing upon agreement with all parties or upon breach of contract of either party, uncured within 20 days of notice. If the WraSer APA was terminated upon agreement with all parties or upon uncured breach of contract by the Company, the initial $3.5 million payment would be retained by the WraSer Seller. If it is determined that there is an uncured breach of contract by the WraSer Seller, and the WraSer APA was terminated, the Company will have an unsecured claim against WraSer for the $3.5 million payment made by the Company upon execution of the WraSer APA. The closing of the transaction is subject to certain customary closing conditions, including submission of the FDA transfer documentation to transfer ownership of the acquired product regulatory approvals to the Company.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 5 — Acquisitions (cont.)

Management evaluated the terms of the WraSer APA and the WraSer MSA, and determined that, at the Execution Date, control under the provisions of ASC 805, Business Combinations (“ASC 805”), did not transfer to the Company; if the transaction closes, control will transfer then, and the acquisition date will be the closing date. Management further evaluated the requirements pursuant to ASC 810, Consolidations, and determined based on the terms of the MSA, and the Company’s involvement in the WraSer Seller’s business, that the WraSer Seller is a variable interest entity (“VIE”) to the Company. Management determined that the Company is not the primary beneficiary of the VIE as the WraSer APA and MSA do not provide the Company with the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. While the Company was involved in the day-to-day business activities of the VIE until WraSer filed for relief under Chapter 11 of the U.S. Bankruptcy Court (see below), the WraSer Seller had to approve substantially all business activities and transactions that significantly impact the economic performance of WraSer during the term of the MSA. Additionally, the Company is not required to absorb the losses of WraSer if the WraSer APA does not close. As such, the Company was not required to consolidate WraSer in the Company’s financial statements as of the years ended December 31, 2024 and 2023.

The Company recorded the initial $3.5 million payment as a deposit. The Company does not have any liabilities recorded as of December 31, 2024 and 2023 associated with its variable interest in the WraSer Seller, and its exposure to the WraSer Seller’s losses is limited to no more than the shortfall, if any, of the Cash Target amount of approximately $1.1 million compared to the WraSer Seller’s cash balance on the WraSer Closing Date.

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

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 5 — Acquisitions (cont.)

Proteomedix

On December 15, 2023 (the “Acquisition Date”), Onconetix entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Proteomedix and each of the holders of outstanding capital stock or Proteomedix convertible securities (other than Proteomedix stock options) (collectively the “Sellers”), pursuant to which the Company acquired 100% of the outstanding common shares and voting interest of Proteomedix, through the issuance of 91,885 shares of common stock and 2,696,729 shares of Series B Convertible Preferred Stock (the “PMX Transaction”) convertible into 6,741,820 shares of Common Stock.

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

In addition, each option to purchase shares of Proteomedix (each, a “Proteomedix Stock Option”) outstanding immediately before the Closing, whether vested or unvested, remains outstanding until the Conversion unless otherwise terminated in accordance with its terms. At the Conversion, each outstanding Proteomedix Stock Option, whether vested or unvested, shall be assumed by Onconetix and converted into the right to receive (a) an option to acquire shares of common stock (each, an “Assumed Option”) or (b) such other derivative security as Onconetix and Proteomedix may agree, subject in either case to substantially the same terms and conditions as were applicable to such Proteomedix Stock Option immediately before the Closing. Each Assumed Option shall: (i) represent the right to acquire a number of shares of common stock equal to the product of (A) the number of Proteomedix common shares that were subject to the corresponding Proteomedix Option immediately prior to the Closing, multiplied by (B) the Exchange Ratio (as defined in the Share Exchange Agreement”); and (ii) have an exercise price (as rounded down to the nearest whole cent) equal to the quotient of (A) the exercise price of the corresponding Proteomedix Option, divided by (B) the Exchange Ratio. The Company completed the Conversion on September 24, 2024, and the Company is in process of exchanging the Proteomedix Stock Options into Onconetix restricted stock units as of the date of this filing. As of December 31, 2024, the PMX option holders continue to own Proteomedix Stock Options.

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

We finalized the purchase price allocation on December 15, 2024. The following table summarizes the fair values of the assets acquired, and liabilities assumed at the acquisition date:

	As Initially Reported	Measurement Period Adjustments	As Adjusted
Cash	$1,056,578	$-	$1,056,578
Accounts receivable	87,445	-	87,445
Inventories	80,593	-	80,593
Prepaid expenses and other current assets	114,615	-	114,615
Right of use asset	149,831	-	149,831
Property and equipment, net	39,779	-	39,779
Trade name	9,018,000	(6,239,000)	2,779,000
Customer relationships	1,891,000	(818,000)	1,073,000
Product rights for developed technology	10,541,000	(3,264,000)	7,277,000
Goodwill	53,914,055	8,393,843	62,307,898
Total assets acquired	76,892,896	(1,927,157)	74,965,739
Accounts payable	(234,029)	-	(234,029)
Accrued expenses	(732,814)	-	(732,814)
Operating lease liability	(149,831)	-	(149,831)
Deferred tax liability	(2,994,669)	1,927,157	(1,067,512)
Pension benefit obligation	(548,384)	-	(548,384)
Note payable	(115,096)	-	(115,096)
Total liabilities assumed	(4,774,823)	1,927,157	(2,847,666)
Net assets	72,118,073	-	72,118,073
Less non-controlling interest	(7,006,504)	-	(7,006,504)
Net assets acquired	$65,111,569	$-	$65,111,569

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 5 — Acquisitions (cont.)

During the year ended December 31, 2024, we recorded measurement period adjustments to decrease intangible assets, specifically the trade name, customer relationships, and product rights for developed technology, as a result of revised future cash flow estimates and to decrease deferred tax liability as a result of changes in net operating loss estimates from the initial purchase price allocation. In addition, the measurement period adjustment included a change in the useful life determination of the tradename from indefinite to 15-years. These measurement period adjustments were made to reflect facts and circumstances that existed as of the acquisition date. The net effect of these adjustments would have resulted in an insignificant decrease in amortization expense recorded during the year ended December 31, 2024. The measurement period adjustments were recorded in our consolidated financial statements as of and for the year ended December 31, 2024.

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

The trade name intangible asset represents the value of the Proclarix™ brand name and was valued using a relief from royalty method under an income approach. A royalty rate of 6% was utilized in determining the fair value of this intangible asset. The fair value of this asset was determined based on a cash flow model using forecasted revenues and expenses specifically tied to Proclarix™. Those cash flows were then discounted at 10% determined by the use of a weighted average return on assets analysis The estimated useful life of the trade name of 15-years was determined based on the underlying patent’s remaining life.

The customer relationship intangible assets represent the value of the existing customer contract with LabCorp (see Note 5) and was valued using the lost profits method under the income approach. The fair value of this asset was determined based on a cash flow model using forecasted revenues specifically tied to Proteomedix’s LabCorp contract. Those cash flows were then discounted at 10% determined by the use of a weighted average return on assets analysis. The estimated useful life of this asset was determined by reference to the estimated life of the product rights associated with the LabCorp contract.

The product rights for developed technology acquired in the PMX Transaction represents know-how and patented intellectual property held by PMX pertaining to its commercial-ready prostate cancer diagnostic system, Proclarix™. The fair value of this asset was determined based on a cash flow model based on forecasted revenues and expenses specifically tied to Proclarix™. Those cash flows were then discounted at 7% for the period prior to patent expiration and 14% for the period thereafter. The discount rates were determined by the use of a weighted average return on assets analysis. The estimated useful life of the product rights was determined based on the underlying patent’s remaining life.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 5 — Acquisitions (cont.)

The fair value of the non-controlling interest in Proteomedix was estimated to be $7.0 million and represented the fair value of the vested Proteomedix stock options outstanding as of the Acquisition Date. The fair value of the non-controlling interest was valued using the methodology applicable to the Proteomedix stock options disclosed above. As Proteomedix was a private company as of the Acquisition Date, the fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement.

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

	Unaudited
	For the Years Ended
	December 31,
	2023	2022
Revenue	$2,601,310	$392,460
Net loss	$38,577,046	$16,326,247

Note 6 — Significant Agreements

Services Agreement

On July 21, 2023, the Company, entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with a vendor, pursuant to which the vendor was to provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with the same vendor for certain subscription services providing prescription market data access to the Company. The fees under the second statement of work totaled approximately $800,000, and the term was through July 14, 2025. On October 12, 2023, the Company terminated the Master Services Agreement and the statements of work. During 2023, the Company recognized a termination fee of approximately $1.4 million included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. Subsequently during 2024, the Company agreed with the vendor to pay a reduced termination fee of approximately $0.9 million and recorded net credits of $0.5 million for the difference in the termination fee related to this contract during the year ended December 31, 2024, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. The Company had approximately $1.1 million and $1.8 million recorded in related accounts payable as of December 31, 2024 and 2023, respectively, which includes amounts due for early termination of the contract.

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

The total milestone payments available under the terms of this contract are $2.5 million. An additional $0.5 million was paid to Proteomedix as an initial license fee in 2023.

LabCorp is wholly responsible for the cost, if any, of research, development and commercialization of Licensed Products in the United States but has the right to offset a portion of those costs against future royalty and milestone payments. Additionally, LabCorp may deduct royalties or other payments made to third parties related to the manufacture or sale of Licensed Products up to a maximum amount of any royalty payments due to Proteomedix. There was no such activity under the agreement for the year ended December 31, 2024.

The license agreement and related royalty payment provisions expire during 2038, which approximates the expiration of the last patent covered by the license agreement. LabCorp has the right to terminate the license agreement for any reason by providing 90 days written notice to Proteomedix. Either party may terminate the license agreement due to a material reach of the terms of the license agreement with 40 days’ notice, provided such breach is not cure within the foregoing 30-day period. Finally, Proteomedix may terminate the license agreement with 60 days’ notice in the event LabCorp fails to make any undisputed payment due, provided that LabCorp does not remit the payment within the foregoing 60-day period.

As of December 31, 2024, the sale of Licensed Products by LabCorp under the license agreement has not commenced. The Company has sold product to LabCorp for their use in internal trials of the test.

Note 7 — Notes Payable

Veru Notes Payable

In connection with the Veru APA (see Note 5), the Company executed three non-interest bearing notes payable (the “Notes”) in the principal amounts of $4.0 million, $5.0 million and $5.0 million with initial maturity dates of September 30, 2023, April 19, 2024, and September 30, 2024, respectively. In accordance with the Notes, no principal payments are due until maturity, however, the Company may voluntarily prepay the Notes with no penalty. Additionally, in an Event of Default, as defined in the Notes, the unpaid principal amount of the Notes will accrue interest at a rate of 10.0% per annum.

The Company imputed interest on the Notes using an average discount rate of 8.2% and recorded a debt discount of approximately $1.1 million at the issuance date. The debt discount is reflected as a reduction in the carrying amount of the Notes and amortized to interest expense through the respective maturity dates, using the effective interest method.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 7 — Notes Payable (cont.)

On September 29, 2023, the Company and the note holder entered into an amendment to the Veru APA, which provided that the $4.0 million note payable originally due on September 30, 2023 was deemed paid and fully satisfied upon (1) the payment to the Seller of $1.0 million in cash on September 29, 2023, and (2) the issuance to the Seller by October 3, 2023 of 3,000 shares of Series A Preferred Stock of the Company (see Note 5). In connection with the Veru APA Amendment, the Company recorded an extinguishment loss on the note payable of approximately $490,000, which represents the difference between the fair value of the Series A Preferred Stock that was issued to settle the debt and the carrying value of the note payable as of September 29, 2023. Pursuant to the Veru APA Amendment, the Series A Preferred Stock would convert to common stock of the Company one year from the date of issuance if the required stockholder approval was obtained. The Series A Preferred Stock, which was issued to the Seller on October 3, 2023 was initially convertible, in the aggregate, into 142,749 shares of the Company’s common stock, subject to adjustment and certain stockholder approval limitations specified in the Certificate of Designations. Stockholder approval was obtained during September 2024 and therefore subsequent conversion of the Series A Preferred Stock to common stock was consummated by the Company during the quarter ended September 30, 2024 (see Note 9). The Company also agreed to include the shares of common stock issuable upon conversion of the Series A Preferred Stock in the next resale registration statement filed with the SEC. To that end, the Company registered 130,321 shares of common stock, out of the 142,749 shares issued to Veru, in a registration statement filed with the SEC on November 1, 2024. Of the 142,749 shares issued to Veru originally, 12,428 shares were sold prior to registration. As a result, the remaining unsold shares of 130,321 were registered.

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

Interest will accrue on any unpaid principal balance of the April Veru Note at a rate of 10% per annum, commencing on April 20, 2024 through the date that the outstanding principal balance under the April Veru Note is paid in full. Any such accrued interest will become immediately due and payable upon the earlier of (i)certain events of default under the April Veru Note or the $5.0 million note payable that matures on September 30, 2024 (the “September Veru Note”), (ii) a payment default under the September Veru Note and (iii) the final payment of any principal amount payable under the September Veru Note. No interest was to accrue under the September Veru Note during the April 2024 Forbearance Period unless an Event of Default (as defined in the Original Forbearance Agreement) occurs, in which case interest will accrue from and after the date on which such default occurs.

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

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 7 — Notes Payable (cont.)

The A&R Forbearance Agreement extends the due date for the April 2024 and September 2024 Veru Notes until the earlier to occur of (i) June 30, 2025 or (ii) the occurrence of any Event of Default. The Amended and Restated Forbearance Agreement also effected certain modifications to the payment terms in the Original Forbearance Agreement and amended certain terms of the September Veru Note as summarized below.

Pursuant to the A&R Forbearance Agreement, the Company agreed to make the following required payments (the “Required Payments”) during the April 2024 Forbearance Period, first to accrued and unpaid interest under the April Veru Note and then any remainder to the outstanding principal amount of the April Veru Note:

●	Interest at the rate of 10% per annum shall accrue on any unpaid principal balance of the April Veru Note commencing on April 20, 2024 through the date that the outstanding principal balance under the April Veru Note is paid in full;

●	Monthly payments equal to 25% (increased from 15% in the Original Forbearance Agreement) of (i) the monthly cash receipts of Proteomedix for the licensing or sale of any products or services, (ii) monthly cash receipts of the Company or any of its subsidiaries for the sales of Proclarix anywhere in the world, and (iii) monthly cash receipts of the Company or any of its subsidiaries for milestone payments or royalties from LabCorp cash receipts of the Company or any of its subsidiaries from certain sale or licensing revenues or payments (the “Ordinary Cash Revenue”), which increased amount began October 20, 2024 for cash receipts in September 2024;

●	Payment of 20% (increased from 10% in the Original Forbearance Agreement) of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by the Company or any of its subsidiaries during the April 2024 Forbearance Period, which increased amount will begin for any net proceeds received after September 19, 2024; and

●	The remaining balance of the April Veru Note will be due at the end of the April 2024 Forbearance Period.

The Company and Veru also agreed to the following amendments to the September Veru Note in the A&R Forbearance Agreement:

●	As noted above, an extension of the maturity date to June 30, 2025;

●	The accrual of interest at the rate of 10% per annum on any unpaid principal balance of the September Veru Note commencing on October 1, 2024 through the date that the outstanding principal balance under the September Veru Note is paid in full;

●	Any amounts owed on the September Veru Note, including but not limited to unpaid principal and accrued interest, will be paid in cash or, upon the mutual written consent of Veru and the Company, in shares of the Company’s Common Stock or a combination of cash and the Company’s Common Stock;

●	Following full repayment of all principal and interest under the April Veru Note, the Company will make the Required Payments first towards accrued and unpaid interest under the September Veru Note and then towards the remaining principal balance payable under the September Veru Note;

●	If the aggregate unpaid principal outstanding under the April Veru Note and the September Veru Note and all accrued and unpaid interest thereon is repaid in cash on or before December 31, 2024, then the total principal balance under the September Veru Note that will be payable by the Company in satisfaction of its obligations under the September Veru Note will be reduced from $5.0 million to $3.5 million.

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

On November 26, 2024, the Company entered into another Amended and Restated Forbearance Agreement with Veru (the “November Amended and Restated Forbearance Agreement” or “November A&R Forbearance Agreement”), which amends and restates certain terms of the Amended and Restated Forbearance Agreement. Pursuant to the November A&R Forbearance Agreement, Veru agreed to waive the due date for payment of applicable Cash Receipt Payments (as such term is defined in the A&R Forbearance Agreement) generated in October 2024 until the Company receives funds of at least $97,000 pursuant to its equity line of credit facility with Keystone Capital Partners LLC. In exchange, the Company agreed to increase its payments to be made to Veru out of future financing and strategic transactions through June 30, 2025, from 20% to 25% of net proceeds generated from such transactions. All other terms of the A&R Forbearance Agreement with Veru remain the same. Management has evaluated and concluded that there is no accounting impact from the A&R Forbearance Agreement with Veru.

During the year ended December 31, 2024 and 2023, the Company recorded approximately $1.4 million and $0.7 million of associated interest expense, respectively, which includes accrued interest and amortization of the debt discount. The unamortized debt discount as of December 31, 2024 and 2023 was $5,000 and $0.4 million. As of December 31, 2024, the Company has recorded accrued interest of approximately $0.1 million on the Notes, which is included in accrued expenses in the accompanying consolidated balance sheets.

Future minimum principal payments on the Notes as of December 31, 2024 include $4.3 million in principal payments that are due in March 2025 and $5.0 million principal payments that are due in June 2025.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 7 — Notes Payable (cont.)

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

On September 24, 2024, the Company converted all unpaid principal and accrued interest due under the Debenture into 500,000 units, attributable to principal, and 13,424 units, attributable to accrued interest, upon the closing of the Subscription Agreement. Each unit consisted of 1 share of common stock and 0.30 pre-funded warrants at an exercise price of $0.04 per share. As a result of the transaction, 513,424 shares of common stock were issued, and 154,027 pre-funded warrants were issued. As of December 31, 2024, there is no outstanding balance or accrued interest remaining on the Debenture. The remaining unamortized debt discount was immediately expensed upon settlement.

The Company recorded approximately $0.5 million of interest expense on the Debenture during the year ended December 31, 2024, respectively, which includes accrued interest and amortization of the debt discount.

Insurance Financing

During the year ended December 31, 2024, the Company obtained financing for certain Director & Officer liability insurance policy premiums. The agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes and fees financed are approximately $0.7 million, with an annual interest rate of 7.79%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreement. As of December 31, 2024, the company had paid off the insurance financing note payable. The Company paid the insurance financing through monthly installment payments of approximately $78,000, the last payment for the note was paid on November 17, 2024.

PMX Note Payable

The Company also assumed an obligation in the amount of 100,000 CHF, in connection with the Proteomedix acquisition. This obligation relates to a loan from an investor that was advanced to Proteomedix in March 2010. This loan bears no interest, is unsecured and may be cancelled by the Company at its discretion. The loan was terminated in the fourth quarter of 2024. The long term note payable has no outstanding balance as of December 31, 2024.

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

The Subscription Agreement is accounted for as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”), as the make-whole provision could result in a variable number of shares being issued upon settlement. The related party subscription agreement liability is measured at fair value at the commitment date and at each subsequent reporting period, with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. As of December 31, 2024 and December 31, 2023, the fair value of the related party subscription agreement liability is estimated to be approximately $4,123,000 and $864,000, respectively, and the change in fair value of the related party subscription agreement liability for the year ended December 31, 2024 was an increase of approximately $3,259,000. The fair value was determined using a Monte-Carlo option pricing model, and as of December 31, 2024 and 2023, the Company utilized 100% and 55% probability, respectively, that the Subscription Agreement will close. The significant assumptions used in the Monte-Carlo model, which utilizes Level 3 inputs (see Note 3), are as follows as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Exercise price	$10	$10
Term (years)	0.48	1.2
Expected stock price volatility	100%	95%
Risk-free rate of interest	4.25%	4.64%

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity

Authorized Capital

As of December 31, 2024 and 2023, the Company is authorized to issue 250,000,000 shares and 10,000,000 shares of common stock and preferred stock, respectively, with a par value of $0.00001 for both common stock and preferred stock.

At December 31, 2024, the Company had designated 1,150,000 shares, 10,000 shares, 2,700,000 shares, and 10,000 shares of Series Seed Preferred Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively.

At December 31, 2023, the Company had designated and authorized the issuance of up to 1,150,000 shares, 10,000 shares, 2,700,000 shares, and 0 shares of Series Seed Preferred Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively.

Preferred Stock

Series Seed Convertible Preferred Stock

The Company has 1,150,000 shares of preferred stock designated as Series Seed Preferred Stock (“Series Seed”) and there are no shares of Series Seed outstanding as of December 31, 2024 and 2023.

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

On September 24, 2024, Veru converted all 3,000 shares of Series A Convertible Preferred Stock into 142,749 shares of the Company’s common stock per the stated conversion ratio. There were 0 and 3,000 shares of Series A Convertible Stock outstanding as of December 31, 2024 and 2023, respectively.

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

At any time, the Company has the right to redeem in cash all, but not less than all, of the Preferred Shares then outstanding at a price (the “Company Optional Redemption Price”) equal to 125% of the greater of (i) the Conversion Amount being redeemed and (ii) the product of (1) the Conversion Rate with respect to the Conversion Amount being redeemed multiplied by (2) the greatest closing sale price of the Company’s Common Stock on any Trading Day during the period commencing on the date immediately preceding the date the Company notifies the holders of its elections to redeem and the date the Company makes the entire payment required. Upon the occurrence of a Bankruptcy Triggering Event, the Company will immediately redeem, in cash, each of the Preferred Shares then outstanding at a redemption price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) 125% and (ii) the product of (X) the Conversion Rate with respect to the Conversion Amount in effect immediately following the date of initial public announcement of such Bankruptcy Triggering Event multiplied by (y) the product of (1) 125% multiplied by (2) the greatest closing sale price of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Bankruptcy Triggering Event and ending on the date the Company pays the entire payment required. The holders of the Series C Preferred Stock are entitled to be paid a cash amount equal to 30% of the gross proceeds in the event of any sale of common stock under the ELOC in accordance with the terms stated below within the ELOC securities purchase agreement.

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

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

Securities Purchase Agreement and ELOC

On October 2, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with six institutional and accredited investors. The Company sold an aggregate of i) 3,499 Series C Preferred Stock, par value $0.00001 per share (the “Series C Redeemable Preferred Stock”), and (ii) a warrants to purchase 591,856 shares of common stock (the “Series C PIPE Warrants”), for aggregate cash proceeds of $2,000,000. The Warrants have an exercise price of $4.38 per share, subject to adjustment therein, and expire on the third anniversary of the initial exercisability date. The warrants issued with the Series C Redeemable Preferred Stock are accounted for as liabilities in accordance with ASC 815.

Concurrently, on October 2, 2024, the Company entered into a Common Stock Equity Line of Credit Purchase Agreement (the “ELOC Purchase Agreement”) with an institutional investor, whereby the Company may sell up to $25,000,000 of the Company’s new issued Common Stock. Pursuant to the ELOC Purchase Agreement, the investor shall purchase from the Company up to the lesser of (i) $25.0 million in shares of our Common Stock and (ii) 1,658,525 shares, representing 19.99% of the total number of shares of Common Stock outstanding immediately prior to the execution of the ELOC Purchase Agreement. Pursuant to the ELOC Purchase Agreement, 30% of the gross proceeds to the Company from any sale of common stock thereunder must be applied towards the redemption of the Series C Redeemable Preferred Stock.

Based on the terms of the Series C Redeemable Preferred Stock and the Company’s Certificate of Designation, and in accordance with ASC 480, the Series C Redeemable Preferred Stock is accounted for as mezzanine equity due to the contingent redemption feature upon any sale of common stock under the ELOC Purchase Agreement. The initial cash proceeds of $2,000,000 were allocated between the Series C Preferred Stock and derivative liability warrants, with the amount initially recorded in mezzanine equity based on the guidance in ASC 815 (i.e. the value of the derivative liability warrant is allocated its full fair value, and the residual is allocated to the Series C Redeemable Preferred Stock). The derivative liability warrants were measured at fair value at inception in the amount of $1,138,476 and the Series C Redeemable Preferred stock was measured at residual value of $861,524. The Series C Redeemable Preferred Stock is subsequently measured at redemption value as they occur, with the difference between the basis per share of $246.22 and redemption value per share recorded as a deemed dividend in the statements of operations.

During the year ended December 31, 2024, the Company received proceeds of $935,625 and recorded approximately $250,000 of shareholder receivable under the ELOC and the Company recorded a deemed divided in the amount of $206,404 in the statements of operations for the year ended December 31, 2024.

The Company did not have the Series C PIPE warrant liabilities at December 31, 2023. The following table presents information about the Company’s Series C PIPE warrant liabilities that are measured at fair value on a recurring basis with changes in fair value presented in the statements of operations:

Description	Level	December 31, 2024
Contingent warrant liabilities – Series C PIPE warrants*	3	$32,892
Total		$32,892

*	Included within contingent warrant liabilities of the accompanying consolidated balance sheet as of December 31, 2024.

The following table presents the changes in the fair value of the Series C PIPE warrants:

Series C PIPE warrants*
Fair value as of October 2, 2024 (inception)	$1,138,476
Change in fair value	(1,105,584)
Fair value as of December 31, 2024	$32,892

*	Included within Change in Fair Value of Contingent Warrant Liabilities in the accompanying consolidated statement of operations for the year ended December 31, 2024.

The following table provides quantitative information regarding the fair value measurements for the derivative liability warrants using the Monte Carlo pricing model:

	At Inception	December 31, 2024
Strike price	$4.38	$4.38
Expected annual volatility	90%	90%
Risk-free rate	3.55%	4.31%
Expected term, years	3.50	3.25

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2024.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

Common Stock

As of December 31, 2024 and 2023 there were 11,767,443 and 571,033 shares of common stock issued, respectively, and 11,754,509 and 558,099 shares of common stock outstanding, respectively.

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

The Company evaluated the terms of the 39,158 Inducement Contingent Warrants (equivalent to 7.0% of the aggregate number of such shares of common stock underlying the Inducement PIOs that have not been exercised), which are issuable upon a future inducement, and determined that they should be classified as a liability based upon accounting guidance provided in ASC 815-40. Since the Inducement Contingent Warrants are a form of compensation to Wainwright, the Company recorded the value of the liability of approximately $158,000 as a reduction of additional paid in capital, with subsequent changes in the value of the liability recorded in other income (expense) in the accompanying statements of operations. The fair value was determined using a Monte-Carlo option pricing model, and as of December 31, 2024 and 2023

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

August 2023 Inducement

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

The Company engaged Wainwright to act as its placement agent in connection with the Warrant Inducement and paid Wainwright a cash fee equal to 7.5% of the gross proceeds received from the exercise of the Existing PIOs as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing PIOs. The Company also agreed to reimburse Wainwright for its expenses in connection with the exercise of the Existing PIOs and the issuance of the Inducement PIOs, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses and agreed to pay Wainwright for non-accountable expenses in the amount of $35,000. In addition, the exercise for cash of the Existing PIOs triggered the issuance to Wainwright or its designees, warrants to purchase 3,729 shares of common stock (“Wainwright Inducement Warrants”), which were issuable in accordance with the terms of the August Contingent Warrants, and have the same terms as the Inducement PIOs except for an exercise price equal to $54.50 per share. The Company also agreed to issue warrants to Wainwright upon any exercise for cash of the Inducement PIOs, that number of shares of common stock equal to 6.0% of the aggregate number of such shares of common stock underlying the Inducement PIOs that have been exercised, also with an exercise price of $54.50 (the “Inducement Contingent Warrants”). The maximum number of Inducement Contingent Warrants issuable under this provision is 7,459.

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

In addition, the change in fair value of the contingent warrant liability associated with 3,729 of the August Contingent Warrants that were settled through issuance of the Wainwright Inducement Warrants, of approximately $122,000, was recognized in other income(expense) in the accompanying statements of operations, and the fair value of the contingent warrant liability of approximately $129,000 was derecognized as of the settlement date. The corresponding amount, representing the fair value of the Wainwright Inducement Warrants, was recognized as additional paid in capital.

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

There were no repurchases of common stock during the year ended December 31, 2024. During the year ended December 31, 2023, the Company repurchased 1,441 shares of common stock, for an aggregate of approximately $59,000, at an average price of $40.80 (adjusted on a post-reverse stock split basis). Shares that are repurchased are classified as treasury stock pending future use and reduce the number of shares outstanding used in calculating earnings per share.

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

As of December 31, 2024, no shares have been sold under the ATM Offering, and the Company wrote off approximately $0.3 million of deferred offering costs in its consolidated balance sheets as of December 31, 2024.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

Warrants

The following summarizes activity related to the Company’s outstanding warrants, excluding contingent warrants issuable upon exercise of the preferred investment options, for the years ended December 31, 2024 and 2023:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in years)
Outstanding as of December 31, 2022	147,773	$94.8	4.7
Granted	128,040	44.0	-
Exercised	(78,321)	34.6	-
Cancelled	-	-	-
Outstanding as of December 31, 2023	197,492	$67.20	4.3
Granted	1,318,334	4.59	-
Exercised	(340,493)	34.53	-
Cancelled	-	-	-
Outstanding as of December 31, 2024	1,175,333	6.72	2.92
Warrants vested and exercisable as of December 31, 2024	583,475	$9.10	2.57

As of December 31, 2024, the Company had outstanding warrants, which are exercisable into 583,475 shares of common stock. The shares of common stock underlying the warrants outstanding had an exercise price of $6.72 per share, based on the closing trading price on December 31, 2024.

Contingent Warrant Liabilities

Additionally, as of December 31, 2024, the fair value of contingent warrant labilities includes the Series C PIPE warrants (see Note 9) of $32,982 and those issuable upon exercise of the Inducement PIOs of approximately $10,200 (see Note 9) totaling $43,089 included as contingent warrant liabilities in the accompanying consolidated balance sheets.

As of December 31, 2023, the fair value of contingent warrants issuable upon exercise of the August 2022 private placement and August 2023 inducement warrants was approximately $3,000. Upon the PIO inducement in July 2024, the August 2022 and August 2023 contingent warrants were settled and replaced for no consideration.

The maximum number of warrants issuable upon settlement of the contingent warrants was 39,158 for the Inducement PIOs contingent warrants and 591,856 for the Series C PIPE warrants as of December 31, 2024. The maximum number of warrants issuable upon settlement of the Inducement contingent warrants was 11,188 as of December 31, 2023.

Onconetix Equity Incentive Plans

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was adopted by its board of directors and by its stockholders on July 1, 2019. On February 23, 2022 the Company’s board of directors adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which is the successor and continuation of the Company’s 2019 Plan. Under the 2022 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other forms of awards to employees, directors, and consultants of the Company. In May 2023, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 78,750, and in September 2024, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 1,450,000. Stock-based awards granted during the year ended December 31, 2024 and 2023 were all granted under the 2022 Plan. As of December 31, 2024, there are 719,660 shares available for issuance under the 2022 Plan.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

Stock Options

The following summarizes activity related to the Company’s stock options under the 2019 Plan and the 2022 Plan for the years ended December 31, 2024 and 2023:

				Weighted
				Average
		Weighted		Remaining
		Average	Total	Contractual
	Number of	Exercise	Intrinsic	Life
	Shares	Price	Value	(in years)
Outstanding as of December 31, 2022	34,816	$132.0	$670,161	8.2
Granted	24,054	19.2	—	—
Forfeited / cancelled	(10,103)	194.80	—	—
Exercised	(1,148)	0.4	1,148	—
Outstanding as of December 31, 2023	47,619	65.20	94,239	8.4
Granted	—	—	—	—
Forfeited / cancelled	(33,539)	28.35	—	—
Exercised	(406)	0.5	2,512	—
Outstanding as of December 31, 2024	13,674	156.96	—	7.87
Options vested and exercisable as of December 31, 2024	9,336	$189.15		7.65

There were no stock options granted during the year ended December 31, 2024. The fair value of options granted during the year ended December 31, 2023 was estimated using the following assumptions:

For the Year Ended December 31,
2023
Exercise price	$10.40 – 51.60
Term (years)	5.00 – 10.00
Expected stock price volatility	101.1% – 119.5%
Risk-free rate of interest	3.5% – 4.7%

The weighted average grant date fair value of stock options granted during the year ended December 31, 2023 was $16.40. The aggregate fair value of stock options that vested during the years ended December 31, 2024 and 2023 was approximately $0.7 million and $0.7 million, respectively.

On October 4, 2023, the Company’s board of directors granted an aggregate of 17,744 stock options in connection with the appointment of the Company’s newly hired Chief Executive Officer and Chief Financial Officer. The options granted have an exercise price of $17.22 per share, vest quarterly over a three-year period, and have a grant date fair value of approximately $0.2 million. The Company recognized less than $0.1 million of stock-based compensation expense related to these awards during the year ended December 31, 2023. Subsequent to December 31, 2023, in connection with the resignation of the newly hired Chief Executive Officer, 12,199 of these options were forfeited.

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

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2023	6,414	$41.20
Granted	700,124	0.42
Vested	(688,308)	0.62
Forfeited	(313)	40.93
Nonvested as of December 31, 2024	17,917	$6.15

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

On April 16, 2024, the board of directors of Proteomedix approved a two-year extension of 12,257 vested stock options that were set to expire in April 2024. The extended expiration date for these options is April 18, 2026. The Company recorded approximately $18,000 of expense associated with this modification during the year ended December 31, 2024.

There was no other activity under the PMX Option Plan for the year ended December 31, 2024. In October 2024, 58,172 stock options were converted to shares with a weighted average exercise price of $3.46. As of December 31, 2024, there were no outstanding stock options.

Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2024 and 2023 was as follows:

	For the Years Ended December 31,
	2024	2023
Selling, general and administrative	$483,226	$234,298
Research and development	(44,573)	95,462
Total	$438,653	$329,760

During the year ended December 31, 2024, in connection with the termination of three Company employees, outstanding stock options and restricted stock awards to these individuals were modified to allow continued vesting during the term of their respective new consulting agreements. The Company recognized a net credit of approximately $58,000 to stock-based compensation expense as a result of these modifications, primarily due to the decrease in the Company’s stock price.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 10 — Commitments and Contingencies

Leases

The Company entered into a short-term lease in Palm Beach, Florida with an unrelated party, with a commencement date of May 1, 2022, for approximately $14,000 per month. The lease, which was personally guaranteed by the Company’s former CEO, ended on April 30, 2023. During the year ended December 31, 2023, the Company incurred rent expense on this lease of approximately $51,000, and variable lease expense of approximately $4,000.

Proteomedix leases office and lab space in Zurich Switzerland. On April 1, 2024, the original lease was amended to add additional office and laboratory space. The lease amendment was accounted for as a separate lease, resulting in an additional right-of-use asset and lease liability of approximately $88,000. The lease, as amended, requires payments of approximately $129,000 for the year ended December 31, 2025.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. As of December 31, 2024, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. However, as discussed in Note 5, on December 21, 2023, the Company filed a notice with the Bankruptcy Court terminating the WraSer APA and the WraSer MSA, after having determined that a Material Adverse Effect had occurred. WraSer has advised the Company that it does not believe that a Material Adverse Effect occurred, and they recently filed a plan of reorganization that indicates it may seek damages from the Company due to the termination of the WraSer APA and WraSer MSA.

Registration Rights Agreements

In connection with private placements consummated in April 2022 and August 2022, the Company entered into Registration Rights Agreements with the purchasers. Upon the occurrence of any Event (as defined in each Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the private placements. As of December 31, 2024, and as a result of the consummation of the remaining warrants associated with the April 2022 and August 2022 private placements, the Company has no further obligations pertaining to the Registration Rights Agreements.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not been required to defend any action related to its indemnification obligations. However, during the third quarter of 2023, the Company received a claim from its former CEO and a former accounting employee requesting advancement of certain expenses. The Company recorded approximately $209,000 in related expenses during the year ended December 31, 2023, of which approximately $159,000 was paid through reduction of the outstanding related party receivable due from the former CEO (see Note 11). The Company recorded a related accrual of approximately $50,000, which was included in accrued expenses at December 31, 2023, and which was paid during 2024, and accordingly there is no related accrual as of December 31, 2024. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable at this time.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 11 — Related Party Transactions

During 2022, the Company entered into a lease agreement that was personally guaranteed by the Company’s former CEO. The lease expired on April 30, 2023 (see Note 10).

During the year ended December 31, 2023, the Company’s Audit Committee completed a review of the Company’s expenses due to certain irregularities identified with regards to the related party balance. Based on the results of the review, it was determined that the Company paid and recorded within selling, general and administrative expenses, personal expenditures of the Company’s former CEO and an accounting employee who was also the former CEO’s assistant, during 2022 and during the first three quarters of 2023. The Company evaluated the receivable, which was approximately $363,000, after recording a recovery of approximately $159,000, and which represented the total of the items identified as personal in nature for which the Company did not anticipate recovery from the related party. During 2023, the Company recorded a corresponding reserve for the full amount, resulting in a net related party receivable balance of $0 as of December 31, 2024 and December 31, 2023.

On December 18, 2023, the Company entered into the Subscription Agreement with the PMX Investor, a 5% stockholder of the Company as of December 31, 2024 (see Note 8). During the year ended December 31, 2024, the Company issued a non-convertible debenture in the principal amount of $5.0 million to the PMX Investor, in connection with the Subscription Agreement and has settled the principal and accrued interest through the issuance of shares (see Notes 7 and 8).

On February 6, 2024, the Company appointed Thomas Meier, PhD, as a member of the Company’s board of directors. Dr. Meier provides consulting services to Proteomedix, through a consulting agreement that was effective January 4, 2024. The Company recorded approximately $58,000 in related expenses during the year ended December 31, 2024, of which approximately $0 is included in accounts payable in the accompanying consolidated balance sheets as of December 31, 2024.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 12 — Income Taxes

The components of loss before income taxes are as follows:

	For the Years Ended December 31,
	2024	2023
U.S.	$(58,988,309)	$(37,106,599)
Foreign	(747,894)	(315,688)
Total loss before income taxes	$(59,736,203)	$(37,422,287)

The Company’s major tax jurisdictions are the United States, Switzerland, and various state jurisdictions, and the Company does not have any pending tax audits. The income tax benefit recorded for the years ended December 31, 2024 and December 31, 2023 related to the Company’s deferred foreign taxes. Generally, the Company’s federal returns from 2019 on and state returns from 2018 on, and foreign returns from 2018 on, are subject to examination by the United States, state, and foreign tax authorities; however, to the extent allowed by law, tax authorities have the ability to adjust the Company’s carryforwards of unutilized net operating losses and research and development credits for all years.

At December 31, 2024, the Company had a net operating loss (“NOL”) carryforward for federal, foreign, and state income tax purposes totaling approximately $42.8 million, $15.2 million, and $35.7 million, respectively, available to reduce future taxable income. The federal NOL and certain state NOLs of $28.6 million are carried forward indefinitely subject to a limitation of 80% of taxable income. State NOLs of approximately $15.2 million will begin to expire in 2024 if not utilized, and foreign NOLs of approximately $7.1 million will begin to expire in 2024 if not utilized.

The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards and research credit carryforwards to offset taxable income and tax, respectively, may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2024. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following:

	As of December 31,
	2024	2023
Deferred tax assets:
Net-operating loss carryforward	$13,309,416	$10,214,760
Intangibles	3,887,855	3,349,919
Capitalized research and development	1,001,916	1,171,320
Stock-based compensation	645,113	690,760
Deposit on WraSer APA	854,896	854,896
Accrued compensation	55,193	150,099
License agreement	45,493	49,157
Other	667,065	520,207
Gross deferred tax assets	20,466,947	17,001,118
Valuation allowance	(20,441,833)	(15,697,701)
Deferred tax assets, net of allowance	$25,114	$1,303,417
Deferred tax liabilities:
Intangible assets	-	(4,345,449)
Fixed assets	(1,378)	(2,560)
Other	(23,736)	(29,189)
Total deferred tax liabilities	$(25,114)	$(4,377,198)
Net deferred tax liability	$-	$(3,073,781)

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 12 — Income Taxes (cont.)

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has recorded a valuation allowance against its United States and foreign deferred tax assets in each of the years ended December 31, 2024 and 2023, because the Company’s management believes that it is more likely than not that these assets will not be realized. During the years ended December 31, 2024 and 2023, the valuation allowance increased by approximately $4.7 million and $11.2 million, respectively.

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2024 and 2023, due to the following:

	For the Years Ended
	December 31,
	2024	2023
Expected income tax benefit at Federal statutory tax rate	$(12,488,416)	$(7,858,680)
State and local taxes, net of Federal tax benefit	(339,155)	(1,192,605)
Research credits	(37,810)	—
Foreign NOL expirations	—	315,927
Stock-based compensation	29,088	196,025
Subscription agreement liability	684,390	181,440
Officer’s compensation	—	(126,337)
Acquisition related costs	10,500	164,073
Goodwill Impairment	6,792,870	—
Permanent items	(244,395)	55,486
State rate adjustment	—	(23,135)
Foreign rate differential	7,205	—
Currency translation adjustment	49,773	—
Other	(253,362)	60,599
Change in valuation allowance	4,744,132	8,214,614
Income tax benefit	$(1,045,180)	$(12,593)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2024	2023
Beginning balance	$17,010	$17,010
Increases related to prior year tax positions	—	—
Increases related to current year tax positions	9,452	—
Ending balance	$26,462	$17,010

At December 31, 2024 and 2023, the Company’s unrecognized tax benefits were $26,462 and $17,010, respectively. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, there were no accrued interest and penalties associated with uncertain tax positions.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 13 — Net Loss Per Share

Basic net loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares of common stock outstanding includes pre-funded warrants because their exercise requires only nominal consideration for delivery of shares; it does not include any potentially dilutive securities or any unvested restricted shares of common stock. Certain restricted shares, although classified as issued and outstanding at December 31, 2024, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of the Company’s restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents.

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

The following securities were excluded from the computation of diluted shares outstanding due to the losses incurred in the periods presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	For the Years Ended December 31,
	2024	2023
Options to purchase shares of common stock	13,674	47,619
Warrants	1,175,333	197,492
Unvested shares of restricted stock	17,917	6,414
Common stock issuable upon conversion of Series A Preferred Stock	-	142,749
Common stock issuable upon conversion of Series C Redeemable Preferred Stock	776,589	-
Total	1,983,513	394,274

Note 14 — Defined Benefit Plan

Proteomedix sponsors a defined benefit pension plan (the “Swiss Plan”) covering certain eligible employees. The Swiss Plan provides retirement benefits based on years of service and compensation levels.

The following significant actuarial assumptions were used in calculating the benefit obligation and the net periodic benefit cost as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Discount rate	1.00%	1.45%

Expected long-term rate of return on plan assets	1.00%	1.45%
Rate of compensation increase	1.50%	3.00%

Changes in these assumptions may have a material impact on the plan’s obligations and costs.

The components of net periodic benefit cost for the year ended December 31, 2024 and for the period from December 15, 2023 to December 31, 2023 are as follows:

	For the year ended December 31, 2024	For the period December 15, 2023 through December 31, 2023
Service cost	$97,964	$4,278
Interest cost	30,032	1,943
Expected return on plan assets	(23,343)	(1,581)
Amortization of net (gain) loss	(15,346)	(1,534)
Settlements (gain) loss	-	(1,157)
Total	$89,307	$1,949

During the year ended December 31, 2024 and for the period ended December 15, 2023 through December 31, 2023, the Company made pension contributions of approximately $89,404 and $0, respectively.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 14 — Defined Benefit Plan (cont.)

The components of accumulated comprehensive loss attributable to the Company’s pension plan for the year ended December 31, 2024 and for the period from December 15, 2023 to December 31, 2023 are as follows:

	For the year ended December 31, 2024	For the period December 15, 2023 through December 31, 2023
Net loss (gain)	$(190,064)	$7,277
Prior service cost (credit)	(63,292)	-
Amortization of net gain	15,346	1,534
Effect of settlement	-	1,157
Other adjustments	-	(4,005)
Total recorded during the period	$(238,010)	$5,963

As of December 31, 2024 and 2023, the funded status of the plan and the amounts recognized in the accompanying consolidated balance sheet are as follows:

	December 31,
	2024	2023
Projected benefit obligation	$2,593,360	$2,299,970
Fair value of plan assets	2,312,481	1,743,674
Overfunded (underfunded) status	$(280,879)	$(556,296)

A reconciliation of the beginning and ending balances of the accumulated benefit obligation is provided in the table below:

As of December 31, 2023	$2,299,970
Service cost	97,964
Interest cost	30,032
Actuarial (gain) loss	72,031
Benefits paid	(20,824)
Ordinary contributions paid by employees	89,404
Contributions paid by plan participants	125,553
Plan amendments	(100,770)
Projected benefit obligation as of December 31, 2024	2,593,360
Actuarial (gain)/loss due to assumption changes	(37,727)
Actuarial (gain)/loss due to plan experience	109,758
Accumulated benefit obligation as of December 31, 2024	$2,665,391

A reconciliation of the beginning and ending balances of the plan assets is provided in the table below:

As of December 31, 2023	$1,743,674
Actual return on plan assets	285,270
Contributions paid by employer	89,404
Ordinary contributions paid by employees	89,404
Contributions paid by plan participants	125,553
Benefits paid	(20,824)
Settlements	-
As of December 31, 2024	$2,312,481

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 14 — Defined Benefit Plan (cont.)

Projected benefit payments for the next five years as of December 31, 2024 are as follows:

Years ending December 31,
2025	$113,000
2026	111,000
2027	108,000
2028	106,000
2029	104,000
Thereafter	464,000
Total	$1,006,000

Note 15 – Segment Information

The Company conducts its business activities and reports financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Chief Operating Decision Maker ("CODM") evaluates performance and makes resource and operating decisions for the business. The Company’s CODM is the Chief Executive Officer. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations. The CODM uses net loss, as reported on the Consolidated Statements of Operations and Comprehensive Loss, in evaluating performance of the Company and determining how to allocate resources of the Company as a whole. As the CODM evaluates performance on a consolidated basis, all required financial segment information is included in the consolidated financial statements.

Geographic Information

The distribution of revenue by geographical area was as follows:

	Years Ended December 31,
	2024	2023
United States	$63,115	$—
United Kingdom	23,842	—
Switzerland	2,437,159	58,465
Total	$2,524,116	$58,465

The distribution of long-lived assets by geographical area, which includes property and equipment and the Company’s right of use asset, was as follows:

	Years Ended December 31,
	2024	2023
United States	$5,864	$10,956
Switzerland	176,459	198,240
Total	$182,323	$209,196

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 16 — Subsequent Events

IQVIA Settlement:

As previously disclosed in Current Reports on Form 8-K filed on July 21, 2023 and October 18, 2023, Onconetix, Inc. (the “Company”) entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with IQVIA, Inc. (“IQVIA”) on July 21, 2023, and a second statement of work on July 29, 2023, which were terminated on October 12, 2023. On January 15, 2025, the Company and IQVIA entered into a Settlement Agreement (the “Settlement Agreement”) concerning potential termination payments under the Master Services Agreement and statements of work. Pursuant to the Settlement Agreement, the Company agreed to pay to IQVIA an aggregate of $150,000 in exchange for a mutual release of all claims in connection with the Master Services Agreement. As a result of the Settlement Agreement, the Company will record an adjustment of approximately $(0.9) million in accounts payable.

Potential Business Combination:

On April 8, 2025, the Company issued a press release announcing the execution of a “Non-Binding Letter of Intent contemplating a potential business combination transaction with Ocuvex Therapeutics, Inc. (“Ocuvex”), a privately held biopharmaceutical company focused on the development and commercialization of ophthalmic therapeutic candidates to address highly prevalent diseases in need of new treatment options. The Company and Ocuvex intend to continue negotiations to enter into a definitive agreement. Upon closing of the proposed transaction, the Company will acquire all the issued and outstanding equity interests of Ocuvex in exchange for newly issued shares of common stock of the Company. Immediately following the closing of the proposed transaction, the pre-closing Ocuvex equity holders will own approximately 90% of the equity interests in the Company.

ELOC Draws and Series C Preferred Stock Redemption:

As of April 15, 2025, the Company has redeemed approximately 1,369 Series C preferred shares for an aggregate amount of $1.71 million. An additional amount of $150,531 is due to the PIPE Series C investors for 120 Series C preferred shares that remain due from the most recent ELOC draw. These 120 shares remain subject to future redemption.

On May 30, 2025, the Company has sold approximately 33,256,563 shares under the ELOC Purchase Agreement for aggregate proceeds of approximately $5.3 million, for a total of 36,014,496 shares sold under the ELOC Purchase Agreement for gross proceeds of approximately $6.2 million.

Veru Agreement Waivers:

On March 31, 2025, Veru and the Company entered into a waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the April 2024 Promissory Note to April 14, 2025.

On April 23, 2025, Veru and the Company entered into a waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the April 2024 Promissory Note to June 30, 2025.

Exhibit No.	Description
2.1	Share Exchange Agreement, dated December 15, 2023, by and among the Company, Proteomedix, Thomas Meier and the Sellers.(19)
3.1	Amended and Restated Certificate of Incorporation filed.(3)
3.2	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation(9)
3.3	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation.(19)
3.4	Fourth Amended and Restated Bylaws of the Company.(19)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation(12)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation(14)
3.7	Certificate of Designations authorizing the issuance of the Series C Preferred Stock (15)
4.1	Specimen Common Stock Certificate.(1)
4.2	Description of Registered Securities*
4.3	Form of Inducement PIO(10)
4.4	Form of Altos Warrants (14)
4.5	Form of Warrant (15)
10.1	2019 Equity Incentive Plan.(1)
10.2	2022 Equity Incentive Plan.(8)
10.3	2019 Equity Incentive Plan Form of Stock Option Grant Agreement.(1)
10.4	2022 Equity Incentive Plan Form of Incentive Stock Option Agreement (Employee).(24)
10.5	2022 Equity Incentive Plan Form of Nonstatutory Stock Option Agreement (Consultant).(24)
10.6	2022 Equity Incentive Plan Form of Nonstatutory Stock Option Agreement (Non-Employee Director). (24)
10.7	2022 Equity Incentive Plan Form of Nonstatutory Stock Option Agreement (Employee).(24)
10.8	Form of Employment Agreement with Neil Campbell.(13)
10.9	Form of Employment Agreement with Bruce Harmon.(13)
10.10	Form of Employment Agreement with Ralph Schiess.(2)
10.11	Amendment to Employment Agreement, dated October 15, 2020, by and between Proteomedix and Ralph Schiess.(2)
10.12	Amendment to Employment Agreement by and between Proteomedix and Ralph Schiess.(2)
10.13	Form of Employment Agreement with Christian Brühlmann.(2)
10.14	Amendment to Employment Agreement, dated October 16, 2020, by and between Proteomedix and Christian Brühlmann.(2)
10.15	Amendment to Employment Agreement by and between Proteomedix and Christian Brühlmann. (2)
10.16	Release, dated January 10, 2024, by and between the Company and Dr. Neil Campbell.(20)
10.17	Form of Indemnification Agreement for Directors and Officers.(13)
10.18	Asset Purchase Agreement, dated April 19, 2023, between the Company and Veru Inc.(11)†
10.19	Amendment to Asset Purchase Agreement, dated September 29, 2023, between the Company and Veru Inc.(26)
10.20	Form of Non-Competition and Non-Solicitation Agreement, dated April 19, 2023.(11)
10.21	Form of Lock-Up Agreement, dated December 15, 2023, by and among the Company and certain stockholders of Proteomedix.(19)

10.22	Form of Non-Competition and Non-Solicitation Agreement, dated December 15, 2023, by and among the Company and certain stockholders of Proteomedix.(19)
10.23	Form of Stockholder Support Agreement, dated December 15, 2023, by and among the Company, Proteomedix, and certain stockholders of Proteomedix.(19)
10.24	Form of Subscription Agreement, dated December 15, 2023, by and among the Company, Proteomedix, and the Investor.(19)
10.25	Separation Agreement, dated January 17, 2024, between the Company and Erin Henderson.(21)
10.26	Consulting Agreement, dated January 17, 2024, between the Company and The Aetos Group.(21)
10.27	Debenture, dated January 23, 2024 issued to the Investor.(22)
10.28	Consulting Agreement, dated January 4, 2024, by and between the Company and Thomas Meier.(23)
10.29	Forbearance Agreement, dated April 24, 2024, between the Company and Veru(4)
10.30	Amendment to Non-Convertible Debenture, dated April 24, 2024, between the Company and Altos.(4)
10.31	Master Research Services Agreement, dated October 1, 2022, by and between Proteomedix AG and Immunovia, AB(5)
10.32	Collaboration Agreement, dated July 19, 2021, by and between Proteomedix AG and New Horizon Health Limited(5)
10.33	Amendment No. 1, dated June 26, 2023, to Collaboration Agreement, dated July 19, 2021, by and between Proteomedix AG and New Horizon Health Limited(5)
10.34	Release Agreement, dated June 10, 2024, between the Company and Bruce Harmon.(6)
10.35	Consulting Agreement, dated June 10, 2024, between the Company and Karina Fedasz.(7)
10.36	Form of Inducement Letter (10)
10.37	Amended and Restated Forbearance Agreement between the Company and Veru, dated September 19, 2024 (12)
10.38	Form of Securities Purchase Agreement dated October 2, 2024 relating to the sale of the Series C Preferred Stock and Warrants(15)
10.39	Form of Registration Rights Agreement dated as of October 2, 2024 relating to the resale of the shares of Common Stock underlying the Series C Preferred Stock and Warrants(15)
10.40	Form of ELOC Purchase Agreement dated October 2, 2024(15)
10.41	Form of ELOC Registration Rights Agreement dated October 2, 2024(15)
10.42	Waiver and Amendment No. 1 to Forbearance Agreement, dated November 26, 2024, between the Company and Veru (18)
14	Code of Ethics.(25)
16.1	Letter from EisnerAmper LLP, dated October 21, 2024.(17)
19	Insider Trading Policy, adopted August 7, 2023*
21	List of Subsidiaries.*
23.1	Consent of Malone Bailey*
23.2	Consent of EisnerAmper LLP.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted January 17, 2024.*
101.INS*	XBRL Instance Document.*
101.SCH*	XBRL Taxonomy Schema Linkbase Document.*
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.*
101.DEF*	XBRL Taxonomy Definition Linkbase Document.*
101.LAB*	XBRL Taxonomy Labels Linkbase Document.*
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.*
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

#	Certain portions of this exhibit (indicated by “[***]” have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K as we have determined they (1) are not material and (2) are the type that the Company treats as private or confidential. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 8, 2021.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on April 11, 2024.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2022.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2024.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 5, 2024.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2024.

(7)	Incorporated by reference to the Company’s Amendment to Current Report on Form 8-K, filed with the SEC on June 14, 2024.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 6, 2022.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2023.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2024.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2023.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2024.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2023.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 24, 2024.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2024.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2024.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2024.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 3, 2024.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2024.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on January 6, 2022.
(25)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 5, 2021.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2023.

Item 16. Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onconetix, Inc.

Date: May 30, 2025	By:	/s/ Karina Fedasz
Karina Fedasz
Interim Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 30, 2025.

Signature	Title

/s/ Karina Fedasz	Interim Chief Executive Officer and Interim Chief Financial Officer
Karina Fedasz

/s/ Andrew Oakley	Non-Executive Chairman of the Board
Andrew Oakley

/s/ Thomas Meier	Director
Thomas Meier

/s/ Timothy Ramdeen	Director
Timothy Ramdeen

/s/ Ajit Singh	Director
Ajit Singh

/s/ Simon Tarsh	Director
Simon Tarsh

Our common stock is traded on The Nasdaq Capital Market under the trading symbol “ONCO.”