Form 10-Q
period 2025-03-31
Onconetix, Inc.
filed 2025-06-12
CIK 1782107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of June 12, 2025, the registrant had 44,358,422 shares of common stock, $0.00001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations and repay indebtness;

●	our ability to commercialize or monetize Proclarix and integrate the assets and commercial operations acquired in the share exchange with Proteomedix AG (“Proteomedix”);

●	our reliance on third parties, including Laboratory Corporation of America (“LabCorp”), to develop, market, distribute and sell Proclarix;

●	the successful development of our commercialization capabilities, including sales and marketing capabilities;

●	our ability to maintain the necessary regulatory approvals to market and commercialize our product;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current product;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated, or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third parties, including manufacturers and logistics companies;

●	the success of competing therapies or diagnostics and products that are or become available;

●	our ability to successfully compete against current and future competitors;

●	our ability to expand our organization to accommodate potential growth and our ability to attract, motivate and retain key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product;

●	market acceptance of our product, the size and growth of the potential markets for our current product, and our ability to serve those markets; and

●	disruptions in the business of Onconetix or Proteomedix, which could have an adverse effect on their respective businesses and financial results.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCONETIX, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets
Cash	$1,577,193	$646,500
Accounts receivable, net	16,293	25,717
Inventories	155,660	64,079
Prepaid expenses and other current assets	671,443	213,971
Total current assets	2,420,589	950,267

Property and equipment, net	55,805	62,896
Operating right of use asset	89,808	119,427
Goodwill	16,209,509	27,048,973
Total assets	$18,775,711	$28,181,563

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,581,743	$3,787,564
Accrued expenses	1,159,764	888,988
Notes payable, net of debt discount of $0 and $4,966 at March 31, 2025 and December 31, 2024, respectively	8,956,352	9,328,061
Operating lease liability, current	89,808	119,427
Subscription agreement liability – Related Party	804,000	4,123,000
Contingent warrant liabilities	52,884	43,089
Due to Shareholders	394,757	—
Total current liabilities	14,039,308	18,290,129

Pension benefit obligation	219,161	280,879
Total liabilities	14,258,469	18,571,008

Commitments and Contingencies

Series C Redeemable Preferred Stock, $0.00001 par value, 10,000 shares authorized, 2,130 and 3,499 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	524,449	1,067,928

Stockholders’ equity
Common stock, $0.00001 par value, 250,000,000 shares authorized at March 31, 2025 and December 31, 2024; 36,774,006 and 11,767,443 the shares issued at March 31, 2025 and December 31, 2024, respectively; 36,761,072 and 11,754,509 shares outstanding at March 31, 2025 and December 31, 2024, respectively	368	118
Additional paid-in capital	132,630,941	127,825,626
Treasury stock, at cost; 12,934 shares of common stock at March 31, 2025 and December 31, 2024	(625,791)	(625,791)
Due from shareholders	—	(250,308)
Accumulated deficit	(125,399,597)	(115,683,621)
Accumulated other comprehensive loss	(2,613,128)	(2,723,397)
Total stockholders’ equity	3,992,793	8,542,627
Total liabilities, convertible preferred stock, and stockholders’ equity	$18,775,711	$28,181,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024

Revenue	$101,630	$700,433
Cost of revenue	55,798	511,433
Gross profit	45,832	189,000

Operating expenses
Selling, general, and administrative	1,674,206	3,736,450
Research and development	24,455	48,964
Impairment of ENTADFI	—	2,293,576
Impairment of goodwill	10,918,000	5,192,000
Total operating expenses	12,616,661	11,270,990
Loss from operations	(12,570,829)	(11,081,990)

Other (expense) income
Interest expense - related party	—	(225,063)
Interest expense	(223,592)	(187,993)
Change in fair value of subscription agreement liability – related party	3,319,000	226,400
Change in fair value of contingent warrant liabilities	(9,795)	—
Gain on forgiveness of accounts payable	944,694	—
Other income (loss)	(5,363)	28,507
Total other income (loss)	4,024,944	(158,149)
Loss before income taxes	(8,545,885)	(11,240,139)
Income tax benefit	—	121,567
Net loss	$(8,545,885)	$(11,118,572)
Deemed dividend Series C preferred stock	(1,170,091)	—
Net loss applicable to common stockholders	(9,715,976)	(11,118,572)

Net loss per share, basic and diluted	$(0.53)	$(20.08)

Weighted average number of common shares outstanding, basic and diluted	18,176,261	553,690

Other comprehensive income (loss)
Net loss	$(8,545,885)	$(11,118,572)
Foreign currency translation	141,048	(4,991,144)
Change in pension benefit obligation	(30,779)	154,678
Total comprehensive loss	$(8,435,616)	$(15,955,038)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and

Stockholders’ Equity (Deficit)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Due from	Total Onconetix Equity	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Shareholders	(Deficit)	Interest	(Deficit)
Balance at December 31, 2023	3,000	$-	571,033	$6	$49,429,031	(12,934)	$(625,791)	$(56,786,194)	$2,380,920	-	$(5,602,028)	$7,006,504	$1,404,476
Issuance of restricted common stock	-	-	78	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	23,865	-	-	-	-	-	23,865	28,785	52,650
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(4,991,144)	-	(4,991,144)	-	(4,991,144)
Change in pension benefit obligation	-	-	-	-	-	-	-	-	154,678	-	154,678	-	154,678
Net loss	-	-	-	-	-	-	-	(11,118,572)	-	-	(11,118,572)	-	(11,118,572)
Balance at March 31, 2024	3,000	-	571,111	6	49,452,896	(12,934)	(625,791)	(67,904,766)	(2,455,546)	-	(21,533,201)	7,035,289	(14,497,912)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Due from	Total Onconetix	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Shareholders	Equity	Interest	(Deficit)
Balance at December 31, 2024	-	$-	11,767,443	$118	$127,825,626	(12,934)	$(625,791)	$(115,683,621)	$(2,723,397)	(250,308)	$8,542,627	$-	$8,542,627
Issuance of common stock in connection with the ELOC	-	-	25,006,563	250	4,776,059	-	-	-	-	250,308	5,026,617	-	5,026,617
Stock-based compensation expense	-	-	-	-	29,256	-	-	-	-	-	29,256	-	29,256
Redemption of Series C Preferred Stock	-	-	-	-	-	-	-	(1,170,091)	-	-	(1,170,091)	-	(1,170,091)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	141,048	-	141,048	-	141,048
Change in pension benefit obligation	-	-	-	-	-	-	-	-	(30,779)	-	(30,779)	-	(30,779)
Net loss	-	-	-	-	-	-	-	(8,545,885)	-	-	(8,545,885)	-	(8,545,885)
Balance at March 31, 2025	-	$-	36,774,006	$368	$132,630,941	(12,934)	$(625,791)	$(125,399,597)	$(2,613,128)	-	$3,992,793	$-	$3,992,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash flows from operating activities
Net loss	$(8,545,885)	$(11,118,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill	10,918,000	5,192,000
Impairment of ENTADFI assets	—	2,293,576
Amortization of debt discounts	4,966	182,928
Amortization of debt discount - related party	—	174,774
Depreciation and amortization	4,748	206,700
Change in fair value of subscription agreement liability – related party	(3,319,000)	(226,400)
Net periodic pension benefit	(89,827)	(58,404)
Stock-based compensation	29,256	52,650
Gain on forgiveness of accounts payable	(944,694)	—
Interest accrued on note payable – related party	—	50,000
Change in fair value of contingent warrant liability	9,795	—
Deferred tax benefit	—	(121,567)
Disposal of property and equipment	2,472	—
Changes in operating assets and liabilities:
Accounts receivable	9,453	(116,763)
Inventories	(91,019)	(36,974)
Prepaid expenses and other current assets	3,638	(419,530)
Prepaid expenses, long-term	—	(7,750)
Accounts payable	(261,362)	(1,017,428)
Accrued expenses	269,779	(261,303)
Net cash used in operating activities	(1,999,680)	(5,232,063)

Cash flows from investing activities
Purchases of property and equipment	—	(4,578)
Net cash Provided by (used in) investing activities	—	(4,578)

Cash flows from financing activities
Proceeds from issuance of note payable – related party	—	5,000,000
Proceeds from issuance of note payable	100,000	678,550
Payment of financing costs	—	(400,000)
Principal payments of notes payable	(937,550)	(73,457)
Payment for redemption of Series C Preferred Stock	(1,318,813)	—
Proceeds from issuance of common stock in connection with the ELOC	5,026,617	—
Net cash provided by financing activities	2,870,254	5,205,093
Effect of exchange rate changes on cash	60,119	(58,917)
Net increase (decrease) in cash	930,693	(90,465)
Cash, beginning of period	646,500	4,554,335
Cash, end of period	$1,577,193	$4,463,870
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,162	$4,405
Noncash investing and financing activities:
D&O insurance premium financed	$460,875	$—
Deemed dividend owed to Series C preferred stock shareholders	$394,757	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

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

On December 15, 2023, Onconetix acquired 100% of the issued and outstanding voting equity interests in Proteomedix AG, a Swiss company (“Proteomedix” or “PMX”), and its related diagnostic product Proclarix. As a result of this transaction, Proteomedix became a wholly owned subsidiary of Onconetix. Proteomedix is a healthcare company whose mission is to transform prostate cancer diagnosis. Proteomedix has identified novel biomarker signatures with utility in prostate cancer diagnosis, prognosis and therapy management.

In April 2023, the Company acquired ENTADFI, a Food and Drug Administration (“FDA”)-approved, once daily pill that combines finasteride and tadalafil for the treatment of benign prostatic hyperplasia.

Historically, the Company’s focus was on the research and development of transformational vaccines to prevent infectious diseases worldwide, until the third quarter of 2023, at which time the Company halted its efforts on vaccine development activities to focus on commercialization activities for ENTADFI and pursue other potential acquisitions. However, in light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and is still working with an investment advisor to assist with the potential sale or other transaction of the ENTADFI assets. There is currently no plan to resume commercialization of ENTADFI, and as such, if the Company is not able to consummate a sale or other transaction of the ENTADFI assets, it may abandon the assets and destroy its inventory of the product. Based on the circumstances surrounding ENTADFI, the ENTADFI assets were fully impaired at June 30, 2024 (see Note 4).

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

Unaudited Interim Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2025, and the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. These unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025 and its results of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ended December 31, 2025, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements included in this Report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which includes a broader discussion of the Company’s business and the risks inherent therein.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

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

As of March 31, 2025, the Company had cash of approximately $1.6 million, a working capital deficit of approximately $11.6 million and an accumulated deficit of approximately $125.4 million. During the three months ended March 31, 2025, the Company used approximately $2.0 million in cash for operating activities. In addition, as of June 10, 2025, the Company’s cash balance was approximately $0.4 million. The Company’s current cash balance is not sufficient to fund its operations through the end of June 2026 unless it can utilize the Equity Financing Line of Credit (“ELOC”) or obtain other financing, which it entered into on October 2, 2024, referred herein as the ELOC Purchase Agreement; however, projections are indicative that it will be unable to meet its contractual commitments and obligations as they come due in the ordinary course of business. Effective in 2025, the Company has redeemed Series C preferred stock of approximately $1.71 million. The Company will require significant additional capital in the short-term to fund its continuing operations, satisfy existing and future obligations and liabilities, including the funds needed to support the Company’s working capital needs and business activities. These business activities include the commercialization of Proclarix, and the development and commercialization of the Company’s future product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these consolidated financial statements.

Management’s plans for funding the Company’s operations include generating product revenue from sales of Proclarix, which is still subject to further successful development and commercialization activities within certain jurisdictions. Management also intends to secure additional required funding through equity or debt financings if available, and to utilize the ELOC entered into in October 2024 (see Note 8) on an as-needed basis to assist with the paydown of notes issued to Veru and to fund current operating needs, subject to certain restrictions and beneficial ownership constraints. However, based on the terms of the ELOC and the current maximum availability, management determined that the funds readily available under the ELOC will not be sufficient to sustain operations. In addition, there are currently no other commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. This creates significant uncertainty whether the Company will have the funds available to be able to sustain its operations and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of future product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the condensed consolidated financial statements, which is not alleviated by management’s plans. The condensed consolidated financial statements have been prepared under the going concern basis of accounting. These condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 3 — Summary of Significant Accounting Policies

During the three months ended March 31, 2025, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Selected significant accounting policies are discussed in further detail below:

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. As of March 31, 2025 and December 31, 2024, the Company was operating in one segment: commercial. Management’s determination of its operating segments is consistent with the financial information regularly reviewed by the CODM for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

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

The fair value of financial instruments measured on a recurring basis is as follows as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$52,884	—	—	$52,884
Subscription agreement liability – related party	$804,000	—	—	$804,000
Total	$856,884	$—	$—	$856,884

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$43,089	—	—	$43,089
Subscription agreement liability – related party	$4,123,000	—	—	$4,123,000
Total	$4,166,089	$—	$—	$4,166,089

During the year ended December 31, 2024, the Company recorded full impairments of the intangible assets acquired from the acquisitions of Proteomedix and ENTADFI. These non-financial assets had been valued using significant unobservable measures and other fair value inputs and were classified as Level 3 measurements.

None of the Company’s other non-financial assets or liabilities are recorded at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024. There were no transfers between levels during the periods presented.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

The following table summarizes the activity for the related party subscription agreement liability, using unobservable Level 3 inputs, for the three months ended March 31, 2025:

Subscription Agreement Liability
Balance at December 31, 2024	$4,123,000
Change in fair value	(3,319,000)
Balance at March 31, 2025	$804,000

The following table summarizes the activity for the contingent warrant liability, using unobservable Level 3 inputs, for the three months ended March 31, 2025:

Contingent Warrant Liability
Balance at December 31, 2024	$43,089
Change in fair value	9,795
Balance at March 31, 2025	$52,884

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

During the three months ended March 31, 2025 and 2024, the Company recognized revenue of approximately $0.1 million and $0.7 million, respectively.

The Company’s revenue was generated from the following geographic regions during the three months ended March 31, 2025:

	European Union	Non-European Union (UK)	United States
Development services	100%	—%	—%
Product sales	93%	7%	—%

	European Union	Non-European Union (UK)	United States	Total Revenue
Development services	$1,514	$—	$—	$1,514
Product sales	92,870	7,246	$—	100,116
Total	$94,384	$7,246	$—	$101,630

The Company’s revenue was generated from the following geographic regions during the three months ended March 31, 2024:

	European Union	Non-European Union (UK)	United States
Development services	100%	—%	—%
Product sales	—%	14%	86%

	European Union	Non-European Union (UK)	United States	Total Revenue
Development services	$622,985	$—	$—	$622,985
Product sales	—	13,945	$63,503	77,448
Total	$622,985	$13,945	$63,503	$700,433

The Company had the following customer concentrations for its revenue during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Development Services	Product Sales	Development Services	Product Sales
Customer A	100%	93%	100%	—%
Customer B	—%	—%	—%	86%
Customer C	—%	2%	—%	—%
Customer D	—%	5%	—%	—%

Any revenues earned but not yet billed to the customer as of the date of the condensed consolidated financial statements are recorded as contract assets and are included in prepaid expenses and other current assets in the accompanying condensed consolidated financial statements. The Company had no unbilled accounts receivable as of March 31, 2025 and December 31, 2024. Amounts recorded in contract assets are reclassified to accounts receivable in our condensed consolidated financial statements when the customer is invoiced according to the billing schedule in the contract. Accounts receivable was approximately $16,000 and $26,000 as of March 31, 2025 and December 31, 2024, respectively.

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred.

New Accounting Pronouncements

There were no new accounting pronouncements issued since the Company’s filing of the Annual Report on Form 10-K for the year ended December 31, 2024, which could have a significant effect on the accompanying condensed consolidated financial statements.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 4 — Balance Sheet Details

Inventories

Inventories, which primarily relate to Proclarix product as of March 31, 2025 and Proclarix products as of December 31, 2024, consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$91,174	$57,446
Finished goods	64,486	6,633
Total	$155,660	$64,079

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Prepaid insurance	$617,362	$101,999
Prepaid professional fees	—	7,487
VAT taxes receivable	40,309	28,756
Prepaid other	2,715	33,894
Other receivable	11,057	41,835
Total	$671,443	$213,971

Intangible Assets

Intangible assets acquired in connection with the ENTADFI and Proteomedix acquisitions were comprised of customer relationships, product rights for developed technology, and a trade name. These intangibles were fully impaired during the year ended December 31, 2024 resulting in a zero balance as of March 31, 2025 and December 31, 2024.

Amortization for three months ended March 31, 2024

The finite lived intangible assets held by the Company, which included customer relationships and product rights for developed technology, were amortized over their estimated useful lives of 15 years. For the three months ended March 31, 2024, amortization expense related to the Company’s finite-lived intangible assets was approximately $202,000, of which approximately $171,000 was recorded as selling, general, and administrative expenses and approximately $31,000 was recorded as cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024.

Impairment for three months ended March 31, 2024

During the three months ended March 31, 2024, the Company became aware of a new competitor that received approval by the FDA for a combined finasteride-tadalafil capsule, which is a direct competitor product to ENTADFI. This was determined to be a triggering event that could result in a decrease in future expected cash flows, and thus indicated the carrying amount of the ENTADFI asset group may not be fully recoverable. The Company performed an undiscounted cash flow analysis over the ENTADFI asset group and determined that the carrying value of the asset group is not recoverable. The Company then estimated the fair value of the asset group to measure the impairment loss for the period. Significant assumptions used to determine this non-recurring fair value measurement included projected sales driven by market share and product sales price estimates, associated expenses, growth rates, the discount rate used to measure the fair value of the net cash flows associated with this asset group, as well as Management’s estimates of an expected sales price for the asset group, and the probability of each potential strategic alternative taking place. The Company recorded an intangible asset impairment charge of approximately $2.3 million during the three months ended March 31, 2024.

Goodwill

Goodwill consisted of the following as of March 31, 2025 and December 31, 2024:

Balance as of December 31, 2024	$27,048,973
Impairment loss	(10,918,000)
Foreign currency translation	78,536
Balance as of March 31, 2025	$16,209,509

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 4 — Balance Sheet Details (cont.)

Impairments for three months ended March 31, 2025 and 2024

During the three months ended March 31, 2025 and 2024, the Company’s stock price and market capitalization declined, and the Company determined that this was an indicator of a potential impairment of its goodwill. Accordingly, as of March 31, 2025 and 2024, the Company performed quantitative analysis to identify and measure the amount of impairment losses to be recognized. The Company recognized goodwill impairment losses of approximately $10.9 million and $5.2 million for the three months ended March 31, 2025 and 2024, respectively.

The fair value estimate of the reporting units for the quarter ended March 31, 2025 was derived from the Company’s fully-diluted market capitalization using an indicative share price based on the 5- and 10-day trailing volume-weighted average price.

Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Accrued compensation	$245,716	$186,956
Accrued research and development	215,599	320,096
Accrued professional fees	209,618	161,981
Other accrued expenses	139,082	25,841
Accrued franchise taxes	80,000	40,000
Accrued interest	268,090	139,409
Accrued license fees	1,659	14,705
Total	$1,159,764	$888,988

Note 5 — Significant Agreements

Services Agreement

On July 21, 2023, the Company, entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with a vendor, pursuant to which the vendor was to provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with the same vendor for certain subscription services providing prescription market data access to the Company. The fees under the second statement of work totaled approximately $800,000, and the term was through July 14, 2025. On October 12, 2023, the Company terminated the Master Services Agreement and the statements of work. During 2023, the Company recognized a termination fee of approximately $1.4 million included in selling, general and administrative expense. Subsequently during 2024, the Company agreed with the vendor to pay a reduced termination fee of approximately $0.9 million and recorded net credits of $0.5 million for the difference in the termination fee related to this contract during the year ended December 31, 2024, which was included in selling, general and administrative expense for the year then ended. During the three months ended March 31, 2025, the Company settled the remaining balance of the termination fee and recognized a $0.9 million gain on forgiveness of accounts payable in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 5 — Significant Agreements (cont.)

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

As of March 31, 2025, the sale of Licensed Products by LabCorp under the license agreement has not commenced. The Company has sold product to LabCorp for their use in internal trials of the test.

Notes 6 — Notes Payable

Veru Notes Payable

As of March 31, 2025 and December 31, 2024, the Company has two non-interest-bearing notes payable (the “Notes”) outstanding with principal amounts of $5.0 million and $5.0 million and initial maturity dates of April 19, 2024 (“April Veru Note”), and September 30, 2024 (“September Veru Note”), respectively. In accordance with the Notes, no principal payments are due until maturity; however, the Company may voluntarily prepay the Notes with no penalty. Additionally, in an Event of Default, as defined in the Notes, the unpaid principal amount of the Notes will accrue interest at a rate of 10.0% per annum.

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

March 31, 2025

(Unaudited)

Notes 6 — Notes Payable (cont.)

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

March 31, 2025

(Unaudited)

Notes 6 — Notes Payable (cont.)

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

During the three months ended March 31, 2025 and 2024, the Company recorded approximately $0.2 million and $0.4 million of interest expense, respectively, which includes accrued interest and amortization of the debt discount. The unamortized debt discount as of March 31, 2025 and December 31, 2024 was $0 and $5,000, respectively. As of March 31, 2025 and December 31, 2024, the Company has recorded accrued interest of approximately $0.3 million and $0.1 million, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

Future minimum principal payments on the Notes as of March 31, 2025 include $3.4 million in principal payments and $5.0 million principal payments that are due in June 2025.

Related Party Debenture

On January 23, 2024, the Company issued a non-convertible debenture (the “Debenture”) to the PMX Investor, a related party, in the principal sum of $5.0 million, in connection with the Subscription Agreement discussed in Note 7. The Debenture has an interest rate of 4.0% per annum, and the principal and accrued interest was originally payable in full upon the earlier of (i) the closing under the Subscription Agreement and (ii) June 30, 2024. Additionally, the $5.0 million subscription amount under the Subscription Agreement shall be increased by the amount of interest payable under the Debenture.

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

The Company recorded approximately $0 and $0.2 million of interest expense on the Debenture during the three months ended March 31, 2025 and 2024, respectively, which includes accrued interest and amortization of the debt discount.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Notes 6 — Notes Payable (cont.)

Insurance Financing

During the three months ended March 31, 2025, the Company obtained financing for certain Director & Officer liability insurance policy premiums. The agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes and fees financed are approximately $0.5 million, with an annual interest rate of 7.25%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreement. At March 31, 2025, the Company recognized approximately $0.5 million as an insurance financing note payable, which is included in the current portion of notes payable in the accompanying condensed consolidated balance sheets. The Company will pay the insurance financing through monthly installment payments of approximately $52,768, with the last payment for the note due on November 17, 2025.

Keystone Notes Payable

On February 12, 2025, the Company issued a promissory note to Keystone Capital Partners, LLC with original issue discount of $17,647.06, in an aggregate principal amount of $117,647.06. The note is due and payable upon the earlier of (i) the Company’s receipt of sufficient proceeds from its Equity Line of Credit with the Investor and (ii) November 12, 2025, subject to mandatory prepayment in the event that the Company raises sufficient additional capital through other securities offerings. The note is subordinate to the Company’s existing debt obligations to Veru Inc. The note does not initially bear interest, however, any amounts due under the note which are not paid when due shall incur a late charge of 15% per annum until such amount is paid in full.

Note 7 — Subscription Agreement

On December 18, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the PMX Investor, who became a stockholder of Onconetix at the closing of the PMX Transaction (see Note 10), for the sale of 500,000 units, each comprised of 1 share of common stock and 0.30 pre-funded warrants (the “Units”) at $10 per Unit. The Subscription Agreement includes a make-whole provision which requires the issuance of additional shares of common stock in the event that the 270-day volume weighted average price after the closing of the Subscription Agreement, is below $10, and the PMX Investor still holds the common shares acquired upon closing of the Subscription Agreement 270 days after such closing. The Subscription Agreement would only close upon obtaining Stockholder Approval for certain transactions involving the Company’s Series B Preferred Stock. The Subscription Agreement was amended on January 23, 2024 to include a provision for interest on the $5 million debenture, accruing at a rate of 4%, to be included in the calculation of the units to be issued upon the Conversion. Stockholder approval was obtained on September 5, 2024, and as a result, the Conversion and the issuance of 500,000 units, attributable to the Subscription Agreement, and 13,424 units, attributable to additional accrued interest under the debenture to the PMX Investor took place on September 24, 2024. Due to the issuance, the make-whole took effect and remains in place until June 24, 2025.

The Subscription Agreement is accounted for as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”), as the make-whole provision could result in a variable number of shares being issued upon settlement. The related party subscription agreement liability is measured at fair value at the commitment date and at each subsequent reporting period, with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025 and December 31, 2024, the fair value of the related party subscription agreement liability is estimated to be approximately $804,000 and $4,123,000, respectively, and the change in fair value of the related party subscription agreement liability for the three months ended March 31, 2025 was a decrease of $3,319,000. The fair value was determined using a Monte-Carlo option pricing model, and as of March 31, 2025 and December 31, 2024, the Company utilized 100% probability that the Subscription Agreement will close. The significant assumptions used in the Monte-Carlo model, which utilizes Level 3 inputs (see Note 3), are as follows as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Exercise price	$10	$10
Term (years)	0.23	0.48
Expected stock price volatility	125%	100%
Risk-free rate of interest	4.33%	4.25%

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 8 — Convertible Preferred Stock and Stockholders’ Equity

Authorized Capital

As of March 31, 2025 and December 31, 2024, the Company is authorized to issue 250,000,000 shares and 10,000,000 shares of common stock and preferred stock, respectively, with a par value of $0.00001 for both common stock and preferred stock.

At March 31, 2025 and December 31, 2024, the Company had designated 1,150,000 shares, 10,000 shares, 2,700,000 shares, and 10,000 shares of Series Seed Preferred Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively.

Preferred Stock

Series Seed Convertible Preferred Stock

The Company has 1,150,000 shares of preferred stock designated as Series Seed Preferred Stock (“Series Seed”) and there are no shares of Series Seed outstanding as of March 31, 2025 and December 31, 2024.

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

On September 24, 2024, Veru converted all 3,000 shares of Series A Convertible Preferred Stock into 142,749 shares of the Company’s common stock per the stated conversion ratio. There were 0 shares of Series A Convertible Stock outstanding as of March 31, 2025 and December 31, 2024.

Series B Convertible Preferred Stock

On December 15, 2023, the Company filed a Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of the Company (the “Series B Certificate of Designations”) with the State of Delaware to designate and authorize the issuance of up to 2,700,000 shares of Series B Preferred Stock.

On December 15, 2023, in connection with the PMX Transaction, as part of the purchase consideration, the Company issued 2,696,729 shares of Series B Convertible Preferred Stock. The Series B Preferred Stock was initially convertible into approximately 6,741,820 shares of the Company’s common stock, upon Stockholder Approval as defined in the Series B Certificate of Designation.

The Company evaluated the terms of the Series B Preferred Stock, and in accordance with the guidance of ASC 480, the Series B Preferred Stock was classified as temporary equity in the accompanying consolidated balance sheets, as the shares may be redeemable by the holders for cash, upon certain conditions that are not within the control of the Company. Additionally, the Company does not control the actions or events necessary to deliver the number of required shares upon exercise by the holders of the conversion feature. The Series B Preferred Stock was recorded at its fair value as of the issuance date. The Series B Preferred Stock was not previously redeemable or probable of becoming redeemable because it was subject to, among other things, Stockholder Approval as described above, and therefore the carrying amount was not accreted to its redemption value in prior periods.

On September 5, 2024, Stockholder Approval was obtained, and on September 24, 2024, the Company effected the conversion of all 2,696,729 shares of Series B Preferred Stock into 6,741,820 shares of the Company’s common stock.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 8 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

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

During the three months ended March 31, 2025, the Company has redeemed approximately 1,369 Series C Preferred Stock for an aggregate amount of $1.71 million. The Company has a remaining 2,130 Series C Preferred Stock outstanding amounting to $0.52 million included in the accompanying condensed consolidated balance sheet as of March 31, 2025.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 8 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

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

During the three months ended March 31, 2025, the Company received proceeds of approximately $4.8 million under the ELOC. In addition, the Company received proceeds in payment of the $250,000 shareholder receivable outstanding from December 31, 2024.

Common Stock

As of March 31, 2025 and December 31, 2024 there were 36,774,006 and 11,767,443 shares of common stock issued, respectively, and 36,761,072 and 11,754,509 shares of common stock outstanding, respectively.

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

There were no repurchases of common stock during the three months ended March 31, 2025 and 2024.

On November 13, 2024, the Board terminated the Repurchase Program.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 8 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

Deferred offering costs associated with the ATM Agreement are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the ATM Agreement. Any remaining deferred costs will be expensed to the statements of operations should the planned offering be abandoned.

As of December 31, 2024 and March 31, 2025, no shares have been sold under the ATM Offering, and the Company wrote off approximately $0.3 million of deferred offering costs in its consolidated balance sheets as of December 31, 2024.

Warrants

The following summarizes the Company’s outstanding warrants, excluding contingent warrants issuable upon exercise of the outstanding warrants as of March 31, 2025:

	Number of Shares	WA Average Exercise Price	WA Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	1,175,333	$6.72	2.92
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding as of March 31, 2025	1,175,333	6.72	2.67
Warrants vested and exercisable as of March 31, 2025	583,475	$9.10	2.33

As of March 31, 2025, the Company had outstanding warrants, which are exercisable into 583,475 shares of common stock. The shares of common stock underlying the warrants outstanding had an exercise price of $6.72 per share, based on the closing trading price on March 31, 2025.

Contingent Warrant Liabilities

As of March 31, 2025, the fair value of contingent warrant labilities includes the Series C PIPE warrants of $32,982 and those issuable upon exercise of the Inducement PIOs of approximately $19,902 totaling $52,884 included as contingent warrant liabilities in the accompanying condensed consolidated balance sheets.

As of December 31, 2024, the fair value of contingent warrant labilities includes the Series C PIPE warrants of $32,982 and those issuable upon exercise of the Inducement PIOs of approximately $10,200 totaling $43,089 included as contingent warrant liabilities in the accompanying condensed consolidated balance sheets.

The maximum number of warrants issuable upon settlement of the contingent warrants was 39,158 for the Inducement PIOs contingent warrants and 591,856 for the Series C PIPE warrants as of March 31, 2025 and December 31, 2024.

Onconetix Equity Incentive Plans

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was adopted by its board of directors and by its stockholders on July 1, 2019. On February 23, 2022 the Company’s board of directors adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which is the successor and continuation of the Company’s 2019 Plan. Under the 2022 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other forms of awards to employees, directors, and consultants of the Company. In May 2023, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 78,750, and in September 2024, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 1,450,000. Stock-based awards granted during the three months ended March 31, 2025 and 2024 were all granted under the 2022 Plan. As of March 31, 2025, there are 717,951 shares available for issuance under the 2022 Plan.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 8 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

Stock Options

The following summarizes activity related to the Company’s stock options under the 2019 Plan and the 2022 Plan for the three months ended March 31, 2025:

Weighted
Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in years)
Outstanding as of December 31, 2024	13,674	$156.96	7.9
Granted	—	—	—
Forfeited / cancelled	—	—	—
Exercised	—	—	—
Outstanding as of March 31, 2025	13,674	156.96	7.7
Options vested and exercisable as of March 31, 2025	9,982	$184.47	7.5

There were no stock options granted during the three months ended March 31, 2025 and 2024.

The aggregate fair value of stock options that vested during the three months ended March 31, 2025 and 2024 was approximately $46,000 and $83,000, respectively.

Restricted Stock

On May 9, 2023, the Board’s Compensation Committee approved the issuance of restricted stock, granted under the Company’s 2022 Plan, to the Company’s executive officers, employees, and certain of the Company’s consultants. The restricted shares granted totaled 12,188, of which 3,750, 1,875, and 3,750 were granted to the Company’s former CEO, former CFO, and former CBO, respectively. All of the restricted shares granted vest as follows: 50% in January 2024, 25% in August 2024, and 25% in August 2025. In addition, on May 31, 2023, the Board’s Compensation Committee approved the issuance of 636 shares of restricted stock, granted to the Company’s non-executive Board members, with full vesting on May 31, 2024. On February 14, 2024, in connection with the appointment of a non-executive Board member, the Company issued 78 shares of restricted stock, which vested in full on June 14, 2024. Furthermore, on September 26, 2024, the Company issued its Board members a total of 16,590 restricted stock, with full vesting August 31, 2025. On February 24, 2025, in connection with the appointment of an executive Board member, the Company issued 1,709 share of restricted stock with full vesting August 31, 2025.

The following summarizes activity related to the Company’s restricted stock awards granted under the 2022 Plan for the three months ended March 31, 2025:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2024	17,917	$6.15
Granted	1,709	0.42
Vested	—	—
Forfeited	—	—
Nonvested as of March 31, 2025	19,626	$6.80

Proteomedix Stock Option Plan

Proteomedix sponsors a stock option plan (the “PMX Option Plan”) which provides common stock option grants to be granted to certain employees and consultants, as was determined by the board of directors of Proteomedix. In connection with the PMX Transaction, the Company assumed the PMX Option Plan.

Generally, options issued under the PMX Option Plan have a term of not more than 11 years and provide for a four-year vesting period. Stock options issued under the PMX Option Plan are measured at fair value using the Black-Scholes option pricing model.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 8 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

On April 16, 2024, the board of directors of Proteomedix approved a two-year extension of 12,257 vested stock options that were set to expire in April 2024. The extended expiration date for these options is April 18, 2026. The Company recorded approximately $18,000 of expense associated with this modification during the year ended December 31, 2024.

There was no activity under the PMX Option Plan for the three months ended March 31, 2025. In October 2024, 58,172 stock options were converted to shares with a weighted average exercise price of $3.46. As of December 31, 2024 and March 31, 2025, there were no outstanding stock options.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock, for the three months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended March 31,
	2025	2024
Selling, general and administrative	$29,256	$51,184
Research and development	—	1,466
Total	$29,256	$52,650

Note 9 — Commitments and Contingencies

Office Lease

Proteomedix leases office and lab space in Zurich Switzerland. On April 1, 2024, the original lease was amended to add additional office and laboratory space. The lease amendment was accounted for as a separate lease, resulting in an additional right-of-use asset and lease liability of approximately $88,000. The lease, as amended, requires payments of approximately $91,000 for the year ended December 31, 2025.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. As of March 31, 2025, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. However, on December 21, 2023, the Company filed a notice with the Bankruptcy Court terminating the WraSer APA and the WraSer MSA, after having determined that a Material Adverse Effect had occurred. WraSer has advised the Company that it does not believe that a Material Adverse Effect occurred, and they recently filed a plan of reorganization that indicates it may seek damages from the Company due to the termination of the WraSer APA and WraSer MSA.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 9 — Commitments and Contingencies (cont.)

Registration Rights Agreements

In connection with private placements consummated in April 2022 and August 2022, the Company entered into Registration Rights Agreements with the purchasers. Upon the occurrence of any Event (as defined in each Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the private placements. As of March 31, 2025 and December 31, 2024, and as a result of the consummation of the remaining warrants associated with the April 2022 and August 2022 private placements, the Company has no further obligations pertaining to the Registration Rights Agreements.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not been required to defend any action related to its indemnification obligations. However, during the third quarter of 2023, the Company received a claim from its former CEO and a former accounting employee requesting advancement of certain expenses. The Company recorded approximately $209,000 in related expenses during the year ended December 31, 2023, of which approximately $159,000 was paid through reduction of the outstanding related party receivable due from the former CEO. The Company recorded a related accrual of approximately $50,000, which was included in accrued expenses at December 31, 2023, and which was paid during 2024, and accordingly there is no related accrual as of March 31, 2025. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable at this time.

Note 10 — Related Party Transactions

On December 18, 2023, the Company entered into the Subscription Agreement with the PMX Investor, a 5% stockholder of the Company as of March 31, 2025 (see Note 7). During the three months ended, March 31, 2024, the Company issued a non-convertible debenture in the principal amount of $5.0 million to the PMX Investor, in connection with the Subscription Agreement and has settled the principal and accrued interest through the issuance of shares (see Note 6).

On February 6, 2024, the Company appointed Thomas Meier, PhD, as a member of the Company’s board of directors. Dr. Meier provides consulting services to Proteomedix, through a consulting agreement that was effective January 4, 2024. The Company recorded approximately $6,000 in related expenses during the three months ended, March 31, 2024, of which approximately $0 is included in accounts payable in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024.

As of the three months ended March 31, 2025, there were no related expenses recorded.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 11 — Income Taxes

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

There was no income tax provision or benefit recorded for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company recorded an income tax benefit of approximately $127,000. This tax benefit was related to the Company’s deferred foreign taxes resulting from the Proteomedix acquisition and yielded an effective tax rate of 21.3% for Proteomedix for the three months ended March 31, 2024.

The Company has incurred net operating losses for all of the periods presented and has not reflected any benefit in the accompanying condensed consolidated financial statements for its U.S. net operating loss carryforwards and only a partial benefit for its Swiss net operating loss carryforwards due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against its U.S. deferred tax assets as it is not more likely than not that such assets will be realized in the near future. As of December 31, 2024, all deferred tax liabilities, related to intangibles, on the books have been reversed creating an income tax benefit. All remaining deferred tax assets and deferred tax liabilities have a full valuation allowance booked against them therefore there were no additional income tax benefits during the three months ended March 31, 2025.

The Company’s policy is to recognize interest expense and penalties related to income tax as income tax expense. For the three months ended March 31, 2025 and 2024, the Company has not recognized any interest or penalties related to income taxes.

Note 12 — Net Loss Per Share

Basic net loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares of common stock outstanding includes pre-funded warrants because their exercise requires only nominal consideration for delivery of shares; it does not include any potentially dilutive securities or any unvested restricted shares of common stock. Certain restricted shares, although classified as issued and outstanding at March 31, 2025, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of the Company’s restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents.

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

The following securities were excluded from the computation of diluted shares outstanding due to the losses incurred in the periods presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	Three months Ended March 31,
	2025	2024
Options to purchase shares of common stock	13,674	34,172
Warrants	1,175,333	197,492
Unvested shares of restricted stock	19,626	3,524
Common stock issuable upon conversion of Series A Preferred Stock	-	142,749
Common stock issuable upon conversion of Series C Redeemable Preferred Stock	472,745	-
Total	1,681,378	377,937

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 13 — Defined Benefit Plan

Proteomedix sponsors a defined benefit pension plan (the “Swiss Plan”) covering certain eligible employees. The Swiss Plan provides retirement benefits based on years of service and compensation levels.

The following significant actuarial assumptions were used in calculating the benefit obligation and the net periodic benefit cost as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Discount rate	1.30%	1.00%
Expected long-term rate of return on plan assets	1.30%	1.00%
Rate of compensation increase	1.50%	1.50%

Changes in these assumptions may have a material impact on the plan’s obligations and costs.

The components of net periodic benefit cost for the three months ended March 31, 2025 and 2024, which is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, are as follows:

	For The Three Months Ended March 31, 2025	For The Three Months Ended March 31, 2024
Service cost	$22,728	$24,650
Interest cost	5,992	7,558
Expected return on plan assets	(5,295)	(23,495)
Amortization of net (gain)	(7,291)	(15,446)
Total	$16,134	$(6,733)

During the three months ended March 31, 2025 and 2024, the Company made pension contributions of approximately $21,000 and $21,400, respectively.

The components of accumulated comprehensive loss attributable to the Company’s pension plan for the quarter ended March 31, 2025 and 2024 are as follows:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net loss (gain)	$(61,431)	$(109,829)
Prior service cost (credit)	—	(59,746)
Amortization of prior service credit	1,436	—
Amortization of net gain	7,260	14,897
Effect of settlement	21,956	—
Total recorded during the period	$(30,779)	$(154,678)

As of March 31, 2025 and December 31, 2024, the funded status of the plan and the amounts recognized in the accompanying consolidated balance sheet are as follows:

	March 31,	December 31,
	2025	2024
Projected benefit obligation	$2,502,486	$2,593,360
Fair value of plan assets	2,283,325	2,312,481
Overfunded (underfunded) status	$(219,161)	$(280,879)

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 13 — Defined Benefit Plan (cont.)

A reconciliation of the beginning and ending balances of the accumulated benefit obligation is provided in the table below:

As of December 31, 2024	$2,593,360
Service cost	22,728
Interest cost	5,992
Actuarial (gain) loss	(47,986)
Benefits paid	(4,800)
Ordinary contributions paid by employees	21,029
Settlements	(87,837)
Projected benefit obligation as of March 31, 2025	2,502,486
Actuarial (gain)/loss due to assumption changes	(81,004)
Actuarial (gain)/loss due to plan experience	33,018
Accumulated benefit obligation as of March 31, 2025	$2,454,500

A reconciliation of the beginning and ending balances of the plan assets is provided in the table below:

As of December 31, 2024	$2,312,481
Actual return on plan assets	21,423
Contributions paid by employer	21,029
Ordinary contributions paid by employees	21,029
Benefits paid	(4,800)
Settlements	(87,837)
As of March 31, 2025	$2,283,325

Projected benefit payments for the next five years as of March 31, 2025 are as follows:

Years ending December 31,
2025	$113,000
2026	111,000
2027	108,000
2028	106,000
2029	104,000
Thereafter	464,000
Total	$1,006,000

Note 14 – Segment Information

The Company conducts its business activities and reports financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Chief Operating Decision Maker (“CODM”) evaluates performance and makes resource and operating decisions for the business. The Company’s CODM is the Chief Executive Officer. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations. The CODM uses net loss, as reported on the Consolidated Statements of Operations and Comprehensive Loss, in evaluating performance of the Company and determining how to allocate resources of the Company as a whole. As the CODM evaluates performance on a consolidated basis, all required financial segment information is included in the consolidated financial statements.

Geographic Information

The distribution of revenue by geographical area was as follows:

	Three Months Ended March 31,
	2025	2024
United States	$—	$63,503
United Kingdom	7,246	13,945
Switzerland	94,384	622,985
Total	$101,630	$700,433

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 14 – Segment Information (cont.)

The distribution of long-lived assets by geographical area, which includes property and equipment and the Company’s right of use asset, was as follows:

	Three Months Ended March 31,
	2025	2024
United States	$4,824	$9,677
Switzerland	140,789	156,446
Total	$145,613	$166,123

Note 15 — Subsequent Events

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

ELOC Draws and Series C Preferred Stock Redemption:

As of June 12, 2025, the Company has sold approximately 8,250,000 shares under the ELOC Purchase Agreement for aggregate proceeds of approximately $0.5 million, for a total of 36,014,496 shares sold under the ELOC Purchase Agreement for gross proceeds of approximately $6.2 million.

As of June 12, 2025, an additional amount of $150,531 is due to the PIPE Series C investors for 120 Series C preferred shares that remain due from the most recent ELOC draw. These 120 shares remain subject to future redemption.

Veru Agreement Waivers:

On April 23, 2025, Veru and the Company entered into a waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the April 2024 Promissory Note to June 30, 2025.

Reverse stock split:

On May 30, 2025, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock, par value $0.00001 per share, at a ratio in the range of 1-for-10 to 1-for-150, to become effective within one year. On June 11, 2025, the Company announced a reverse stock split with a ratio of 1-for-85. The reverse stock split is scheduled to go into effect on June 13, 2025. The earnings per share figures herein have not been adjusted.

Keystone Notes Payable:

On May 16, 2025, the Company issued a promissory note to Keystone Capital Partners, LLC with original issue discount of $44,117.65, in an aggregate principal amount of $294,117.65. The note is due and payable upon the earlier of (i) the Company’s receipt of sufficient proceeds from its Equity Line of Credit with the Investor or (ii) February 16, 2026, subject to mandatory prepayment in the event that the Company raises sufficient additional capital through other securities offerings. The note is subordinate to the Company’s existing debt obligations to Veru Inc. The note does not initially bear interest, however, any amounts due under the note which are not paid when due shall incur a late charge of 15% per annum until such amount is paid in full.

On June 5, 2025, the Company issued a promissory note to Keystone Capital Partners, LLC with original issue discount of $22,058.82, in an aggregate principal amount of $147,058.82. The note is due and payable upon the earlier of (i) the Company’s receipt of sufficient proceeds from the ELOC and (ii) March 5, 2026, subject to mandatory prepayment in the event that the Company raises sufficient additional capital through other securities offerings. The note is subordinate to the Company’s existing debt obligations to Veru Inc. The note does not initially bear interest, however, any amounts due under the note which are not paid when due shall incur a late charge of 15% per annum until such amount is paid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Report and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC, on June 2, 2025. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Note Regarding Forward-Looking Statements.”

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

We also own ENTADFI, an FDA-approved, once daily pill that combines finasteride and tadalafil for the treatment of BPH, a disorder of the prostate. However, in light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and is working with an investment advisor to assist with the potential sale or other transaction of the ENTADFI assets. There is currently no plan to resume commercialization of ENTADFI, and as such, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product. In addition, as part of cost reduction efforts and in connection with our initial pause in commercializing ENTADFI, we terminated three employees involved with the ENTADFI program, effective April 30, 2024, with such individuals to continue assisting the Company on an as-needed, consulting basis. Based on the current circumstances surrounding ENTADFI, at June 30, 2024, the ENTADFI assets were fully impaired. Refer to Note 4 in the accompanying condensed consolidated financial statements included elsewhere in this Report for further discussion.

The Company continues to search for a permanent Chief Executive Officer and Chief Financial Officer.

We are currently focusing our efforts on commercializing Proclarix.

Proclarix is an easy-to-use next generation protein-based blood test that can be done with the same sample as a patient’s regular Prostate-Specific Antigen (“PSA”) test. The PSA test is a well-established prostate specific marker that measures the concentration of PSA molecules in a blood sample. A high level of PSA can be a sign of prostate cancer. However, PSA levels can also be elevated for many other reasons including infections, prostate stimulation, vigorous exercise or even certain medications. PSA results can be confusing for many patients and even physicians. It is estimated over 50% of biopsies with elevated PSA are negative or clinically insignificant resulting in an overdiagnosis and overtreatment that impacts the physician’s routine, our healthcare system, and the quality of patients’ lives. Approximately 10% of all men have elevated PSA levels., commonly referred to as the diagnostic “grey zone”, of which only 20 - 40% present clinically with cancer. Proclarix is intended for use in diagnosing these patients where it is difficult to decide if a biopsy is necessary to verify a potential clinically significant cancer diagnosis. Proclarix helps doctors and patients with unclear PSA test results through the use of our proprietary Proclarix Risk Score which delivers clear and immediate diagnostic support for further treatment decisions. No additional intervention is required, and results are available quickly. Local diagnostic laboratories can integrate this multiparametric test into their current workflow because Proclarix assays use the enzyme-linked immunosorbent assay (ELISA) standard, which most diagnostic laboratories are already equipped to process.

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

Pursuant to the A&R Forbearance Agreement, the Company agreed to make the following required payments (the “Required Payments”) during the April 2024 Forbearance Period first to accrued and unpaid interest under the April Veru note and then any remainder to the outstanding principal amount of the April Veru Note:

●	Interest at the rate of 10% per annum shall accrue on any unpaid principal balance of the April Veru Note commencing on April 20, 2024 through the date that the outstanding principal balance under the April Veru Note is paid in full;

●	Monthly payments equal to 25% (increased from 15% in the Original Forbearance Agreement) of (i) the monthly cash receipts of Proteomedix for the licensing or sale of any products or services, (ii) monthly cash receipts of the Company or any of its subsidiaries for the sales of Proclarix anywhere in the world, and (iii) monthly cash receipts of the Company or any of its subsidiaries for milestone payments or royalties from LabCorp cash receipts of the Company of its subsidiaries from certain sale or licensing revenues or payments (the “Ordinary Cash Revenue”), which increased amount shall begin October 20, 2024 for cash receipts in September 2024;

●	Payment of 20% (increased from 10% in the Original Forbearance Agreement) of the net proceeds from certain financing or other transactions outside the ordinary course of business completed by the Company or any of its subsidiaries during the April 2024 Forbearance Period, which increased amount will begin for any net proceeds received after September 19, 2024; and

●	The remaining balance of the April Veru Note will be due at the end of the April 2024 Forbearance Period.

The Company and Veru also agreed to the following amendments to the September Veru Note in the A&R Forbearance Agreement:

●	As noted above, an extension of the maturity date to June 30, 2025;

●	The accrual of interest at the rate of 10% per annum on any unpaid principal balance of the September Veru Note commencing on October 1, 2024 through the date that the outstanding principal balance under the September Veru Note is paid in full;

●	Any amounts owed on the September Veru Note, including but not limited to unpaid principal and accrued interest, will be paid in cash or, upon the mutual written consent of Veru and the Company, in shares of the Company’s Common Stock or a combination of cash and the Company’s Common Stock; and

●	Following full repayment of all principal and interest under the April Veru Note, the Company will make the Required Payments first towards accrued and unpaid interest under the September Veru Note and then towards the remaining principal balance payable under the September Veru Note.

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

Series C Preferred Stock

On October 1, 2024, the Board authorized the Company to create a series of 10,000 shares of preferred stock designated as “Series C convertible Preferred Stock”, with a par value of $0.00001, pursuant to the certificate of designations. At any time after the initial issuance date of Series C convertible Preferred Stock, each Preferred Share shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock. The holders of Series C Preferred Stock are entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. Each holder is entitled to convert any portion of the outstanding Preferred Shares held by such holder into validly issued, fully paid and non-assessable Conversion shares at the Conversion Rate, which can be determined by dividing (x) the Conversion Amount of such Preferred Share by (y) the Conversion Price, $4.5056, subject to adjustment as provided in the Certificate of Designations. As of March 31, 2025, an aggregate of 2,130 Series C Preferred Stock was outstanding, after redemptions of 1,369 shares for an aggregate of $1.71 million. An additional amount of $150,531 is due to the PIPE Series C investors for 120 Series C preferred shares that remain due from the most recent ELOC draw. These 120 shares remain subject to future redemption.

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

Keystone Notes Payable

On February 12, 2025, the Company issued a promissory note to Keystone Capital Partners, LLC with original issue discount of $17,647.06, in an aggregate principal amount of $117,647.06. The note is due and payable upon the earlier of (i) the Company’s receipt of sufficient proceeds from the ELOC and (ii) November 12, 2025, subject to mandatory prepayment in the event that the Company raises sufficient additional capital through other securities offerings. The note is subordinate to the Company’s existing debt obligations to Veru Inc. The note does not initially bear interest, however, any amounts due under the note which are not paid when due shall incur a late charge of 15% per annum until such amount is paid in full.

On May 16, 2025, the Company issued a promissory note to Keystone Capital Partners, LLC with original issue discount of $44,117.65, in an aggregate principal amount of $294,117.65. The note is due and payable upon the earlier of (i) the Company’s receipt of sufficient proceeds from its Equity Line of Credit with the Investor or (ii) February 16, 2026, subject to mandatory prepayment in the event that the Company raises sufficient additional capital through other securities offerings. The note is subordinate to the Company’s existing debt obligations to Veru Inc. The note does not initially bear interest, however, any amounts due under the note which are not paid when due shall incur a late charge of 15% per annum until such amount is paid in full.

On June 5, 2025, the Company issued a promissory note to Keystone Capital Partners, LLC with original issue discount of $22,058.82, in an aggregate principal amount of $147,058.82. The note is due and payable upon the earlier of (i) the Company’s receipt of sufficient proceeds from the ELOC and (ii) March 5, 2026, subject to mandatory prepayment in the event that the Company raises sufficient additional capital through other securities offerings. The note is subordinate to the Company’s existing debt obligations to Veru Inc. The note does not initially bear interest, however, any amounts due under the note which are not paid when due shall incur a late charge of 15% per annum until such amount is paid in full.

Potential Ocuvex Transaction

On April 1, 2025, the Company and Ocuvex Therapeutics, Inc. signed a Non-Binding Letter of Intent (the “Ocuvex LOI”) contemplating a potential business combination transaction with Ocuvex (the “Ocuvex Business Combination”). The Company and Ocuvex intend to continue negotiations to enter into a definitive agreement. Upon closing of the proposed transaction, the Company will acquire all the issued and outstanding equity interests of Ocuvex in exchange for newly issued shares of common stock of the Company. Immediately following the closing of the proposed transaction, the pre-closing Ocuvex equity holders will own approximately 90% of the equity interests in the combined company.

Certain Significant Relationships

We have entered into grant, license and collaboration arrangements with various third parties as summarized below. For further details regarding these and other agreements, see Notes 5 and 8 to each of our audited financial statements included in the Form 10-K and unaudited financial statements included elsewhere in this Report.

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

Services Agreement

On July 21, 2023, the Company, entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with IQVIA, pursuant to which IQVIA was to provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with IQVIA for certain subscription services providing prescription market data access to the Company. The fees under the second statement of work totaled approximately $800,000, and the term was through July 14, 2025. On October 12, 2023, the Company terminated the Master Services Agreement and the statements of work. The Company recorded net credits of approximately $0.9 million related to this contract during the three months ended March 31, 2025, respectively, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. The Company had approximately $0 and $1.1 million recorded in related accounts payable as of March 31, 2025 and December 31, 2024, respectively, which includes amounts due for early termination of the contract.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our statements of operations for the periods indicated:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Revenue	$101,630	$700,433	$(598,803)	(85.5)%
Cost of revenue	55,798	511,433	(455,635)	(89.1)%
Gross profit	45,832	189,000	(143,168)	(75.8)%

Operating expenses
Selling, general and administrative	$1,674,206	$3,736,450	(2,062,244)	(55.2)%
Research and development	24,455	48,964	(24,509)	(50.1)%
Impairment of ENTADFI	-	2,293,576	(2,293,576)	(100.0)%
Impairment of goodwill	10,918,000	5,192,000	5,726,000	110.3%
Total operating expenses	12,616,661	11,270,990	1,345,671	11.9%
Loss from operations	(12,570,829)	(11,081,990)	(1,488,839)	13.4%

Other income (expense)
Interest expense – related party	-	(225,063)	225,063	(100.0)%
Interest expense	(223,592)	(187,993)	(35,599)	18.9%
Change in fair value of subscription agreement liability – related party	3,319,000	226,400	3,092,600	1366.0%
Change in fair value of contingent warrant liability	(9,795)	-	(9,795)	100.0%
Gain on forgiveness of accounts payable	944,694	-	944,694	100.0%
Other - net	(5,363)	28,507	(33,870)	(118.8)%
Total other expense	4,024,944	(158,149)	4,183,093	(2645.0)%
Loss before income taxes	(8,545,885)	(11,240,139)	2,694,254	(24.0)%
Income tax benefit	-	121,567	(121,567)	(100.0)%
Net loss	$(8,545,885)	$(11,118,572)	2,572,687	(23.1)%
Deemed dividend Series C preferred stock	(1,170,091)	-	(1,170,091)	100%
Net loss applicable to common stockholders’	$(9,715,976)	$(11,118,572)	1,402,596	(12.6)%

Revenue, Cost of Revenue, and Gross Margin

For the three months ended March 31, 2025, the Company had approximately $0.1 million of revenue, which was attributable to sale of products generated by Proteomedix. Cost of revenue of approximately $0.06 million was mostly attributable to costs incurred on Proteomedix revenue. For the three months ended March 31, 2024, the Company had approximately $0.7 million of revenue, which was attributable to sales and development services generated by Proteomedix. The cost of revenue of approximately $0.5 million is attributable to costs incurred on Proteomedix revenue including amortization of the product rights intangible asset of approximately $0.2 million.

Selling, General and Administrative Expenses

For the three months ended March 31, 2025, selling, general and administrative expenses decreased by $2.1 million compared to the same period in 2024. The change includes a $0.8 million decrease in professional fees including accounting, legal, and regulatory fees, which were related to the acquisition of Proteomedix in 2024 and non-recurring into 2025. In addition, the Protemedix entity had a reduction in professional fees including legal and accounting of approximately $0.4 million due to the non-recurring transaction related efforts in early 2024. Other changes included a $0.4 million decrease in payroll-related expenses, a $0.1 million decrease in board fees, and $0.4 million decrease in miscellaneous other selling, general and administrative expenses during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to reduced liquidity in the current quarter.

Research and Development Expenses

For the three months ended March 31, 2025 and 2024, there were no substantial research and development expenses. The lack of activity was primarily attributable to the Company’s decision to halt its vaccine programs and focus on commercialization activities, which occurred during the third quarter of 2023. This change in business strategy led to a halt in the Company’s clinical and other research activities.

Impairments

During the three months ended March 31, 2025, there was no impairment recorded related to the ENTADFI asset, as the asset had been fully impaired in the prior year. Specifically, an impairment charge of approximately $2.3 million was recognized during the same period in 2024, based on a valuation assessment conducted by an external specialist.

The Company recorded an impairment of goodwill related to the PMX acquisition during the three months ended March 31, 2025 totaling $10.9 million, as compared to an impairment of $5.2 million recognized for the same period last year in connection with the same acquisition.

Other Income (Expense)

Other income incurred during the three months ended March 31, 2025, increased by approximately $4.2 million compared to the same period in 2024. The increase was primarily driven by a $3.1 million increase in the change in fair value of the subscription agreement liability – related party, and the Company recognized a $0.9 million gain on forgiveness of accounts payable related to the settlement of IQVIA balances. In addition, there was a $0.3 million reduction in other expense items, including the absence of related party interest expense, lower interest expense due to fewer outstanding loans, and the change in fair value of contingent warrant liabilities.

Income Tax Benefit

The Company did not record any income tax benefit or expense during the three months ended March 31, 2025. For the same period in 2024, the Company recorded an income tax benefit of approximately $0.1 million, related to foreign deferred income taxes recorded in connection with Proteomedix.

Liquidity and Capital Resources

The Company’s operating activities to date have been primarily devoted to seeking licenses, engaging in research and development activities, potential asset and business acquisitions, and expenditures associated with the now halted commercial launch of ENTADFI and the commercialization of Proclarix.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of March 31, 2025, the Company had cash of approximately $1.6 million, a working capital deficit of approximately $11.6 million and an accumulated deficit of approximately $125.4 million.

During the three months ended March 31, 2025, the Company used approximately $2.0 million in cash for operating activities. In addition, as of June 10, 2025, the Company’s cash balance was approximately $0.4 million. The Company’s current cash balance is not sufficient to fund its operations through the end of December 2025. In December 2024, the Company began drawing on the Equity Financing Line of Credit (“ELOC”), which it entered into on October 2, 2024, referred herein as the ELOC Purchase Agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these consolidated financial statements. The Company’s projections are also indicative that it is currently unable to meet its contractual commitments and obligations as they come due in the ordinary course of business. The Company will require significant additional capital in the short-term to fund its continuing operations, satisfy existing and future obligations and liabilities, including the remaining payments due for the acquisition of the ENTADFI assets, and funds needed to support the Company’s working capital needs and business activities. These business activities include the development and commercialization of Proclarix, and the development and commercialization of the Company’s future product candidates.

Management’s plans for funding the Company’s operations include generating product revenue from sales of Proclarix, which is still subject to further successful commercialization activities within certain jurisdictions. Management also intends to secure additional funding through equity or debt financings if available, and to utilize the ELOC entered into in October 2024 on an as-needed basis to assist with the paydown of the notes and to fund current operating needs, subject to certain restrictions and beneficial ownership constraints. However, based on the terms of the ELOC and the current maximum availability, management determined that the funds readily available under the ELOC will not be sufficient to sustain operations. In addition, there are currently no other commitments in place for further financing nor is there any assurance that such financing will be available to sustain its operations and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of Proclarix and any future product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if it is required to, file for bankruptcy.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months Ended March 31, 2025	Three months Ended March 31, 2024
Net cash used in operating activities	$(1,999,680)	$(5,232,063)
Net cash provided by (used in) investing activities	—	(4,578)
Net cash provided by financing activities	2,870,254	5,205,093
Effect of exchange rate changes on cash	60,119	(58,917)
Net increase (decrease) in cash	$930,693	$(90,465)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025, was approximately $2.0 million, which primarily resulted from a net loss of approximately $8.5 million, a non-cash change in fair value of subscription liability of approximately $3.3 million, a gain on forgiveness of accounts payable of approximately $0.9 million, and net changes in our operating assets and liabilities of $0.07 million. These items were offset by several non-cash items, which primarily include impairment of goodwill of approximately $10.9 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025, was approximately $2.9 million, and resulted primarily from proceeds of approximately $5.0 million from the purchase of common stock in connection with the ELOC and $0.1 million from the issuance of notes payable. These proceeds were offset by payments on notes payable of approximately $0.9 million and a payment of approximately $1.3million related to redemption of the Series C Preferred Stock.

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

As of March 31, 2025, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on June 2, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025, as a result of the material weaknesses described below.

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

We have identified the following internal control deficiencies, which we believe to be material weaknesses as of March 31, 2025:

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

Remediation of Material Weaknesses

As of the date of this Quarterly Report on Form 10-Q, management is re-assessing the design of controls and modifying processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including but not limited to (a) improving consistency in change management supported by standard operating procedures to govern the authorization, testing and approval of changes to information technology systems supporting all of the Company’s internal control processes, (b) enhancing design and implementation of our control environment, including the expansion of formal accounting and IT policies and procedures and financial reporting controls, (c) continuing to identify and design and implement effective review and approval controls, and (d) implementing appropriate timely review and oversight responsibilities within the accounting and financial reporting functions and ensuring appropriate segregation of duties.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2025, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors

In addition to the following risk factors, you should carefully consider the risk factors included in our Annual Report on Form 10-K, filed with the SEC on June 2, 2025, as supplemented and updated by subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Related to our Financial Position and Need for Capital

We have incurred significant net losses since inception, have only generated minimal revenue, and anticipate that we will continue to incur substantial net losses for the foreseeable future and may never achieve profitability. Our stock is a highly speculative investment.

We are a commercial-stage biotechnology company that was incorporated in October 2018. Our net loss was $8.5 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $125.4 million. We also generated negative operating cash flows of $2.0 million for the three months ended March 31, 2025.

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

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of March 31, 2025, the Company had cash of approximately $1.6 million, a working capital deficit of approximately $11.6 million and an accumulated deficit of approximately $125.4 million. In addition, as of June 10, 2025, the Company’s cash balance was approximately $0.4 million, and the Company has approximately $9.0 million of debt due within the next 12 months.

We estimate, as of the date of this Report, that our current cash balance is not sufficient to fund operations through the end of June 2026. We believe that we will need to raise substantial additional capital to fund our continuing operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s working capital needs and business activities, including making the remaining payments to Veru and the commercialization of Proclarix, which is still subject to further successful development and commercialization activities within certain jurisdictions.

Management also intends to secure additional required funding through equity or debt financings if available. In December 2024, the Company began utilizing the ELOC entered into in October 2024 (see Note 8) on an as-needed basis to fund current operating needs, subject to certain restrictions and beneficial ownership constraints. However, based on the terms of the ELOC and the current maximum availability, management determined that the funds readily available under the ELOC will not be sufficient to sustain operations. In addition, there are currently no other commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. This creates significant uncertainty whether the Company will have the funds available to be able to sustain its operations and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of future product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if its required to, file for bankruptcy.

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

Due to recent financial constraints, the Company may be unable to timely pay amounts due to Veru, from whom we purchased ENTADFI in April 2023. We may not have sufficient funds to pay amounts due to Veru in the near term, if at all, including but not limited to $10 million, $5 million of which was due on April 19, 2024 and is subject to certain forbearance terms and $5 million of which was due on March 31, 2025, and is subject to certain forbearance terms. On April 24, 2024, Veru agreed to forbear its rights and remedies until March 31, 2025, which forbearance period was further extended until June 30, 2025 by limited waiver on March 31, 2025 and April 24, 2025, with respect to, among other things, our inability to pay amounts due on April 19, 2024, and on September 19, 2024, Veru agreed to forbear its rights and remedies until June 30, 2025 with respect to, among other things, our inability to pay amounts due on September 30, 2024. In addition, on November 26, 2024, the Company and Veru entered into a waiver and amendment to the forbearance agreement, pursuant to which Veru agreed to waive the due date for payment of applicable Company cash receipt payments generated in October 2024 in consideration for an increase in payments to be made to Veru out of future financing and strategic transactions through June 30, 2025. However, Veru may take future action against us, including filing legal proceedings against us seeking amounts due and interest accrued or attempting to terminate its relationship with us. If Veru were to take legal action against us, we may be forced to scale back our business plan and/or seek bankruptcy protection. We may be subject to litigation and damages for our failure to pay amounts due to Veru, and may be forced to pay interest and penalties, which funds we do not currently have.

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

As of March 31, 2025, we had total current liabilities of approximately $14.0 million, including accounts payable of approximately $3.0 million, accrued expenses of approximately $1.2 million, the related party subscription liability of $0.8 million, proceeds due to shareholders of $0.4 million, and approximately $9.0 million (net of discounts) related to the notes payable. As of the same date, we had cash of only $1.6 million. In light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and is working with an investment advisor to assist with the potential sale or other transaction of the ENTADFI assets. There is currently no plan to resume commercialization of ENTADFI, and as such, if we are not able to consummate a sale or other transaction of the ENTADFI assets, we may abandon the assets and destroy our inventory of the product. We plan to seek funding to support our operations. We have also concurrently reduced our liabilities by entering into a settlement agreement, dated January 15, 2025, with IQVIA, Inc. concerning potential termination payments, whereby we recorded an adjustment of approximately ($0.9) million in accounts payable. However, the level of our current liabilities may make it more difficult for us to obtain adequate financing on favorable terms, if at all. If those to whom these payments are due were to demand immediate payment, as they are entitled to do, and we are not able to make the required payments, we would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and insolvency. Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

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

Issuer Purchases of Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 12, 2025, the Company filed a Certificate of Correction (the “Correction”) to the Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock originally filed on October 2, 2024 (the “Certificate”). Due to a scrivener’s error, Section 9 of the original Certificate erroneously only provided for redemptions of all, and not less than all, of the Series C Convertible Preferred Stock.

The foregoing description of the Correction does not purport to be complete and is qualified in its entirety by reference to the full text of the Correction, which is filed as Exhibit 3.7 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

The following documents are filed as exhibits to this Report.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	February 24, 2022
3.2	Certificate of Amendment, dated April 24, 2023	8-K	3.1	April 24, 2023
3.3	Certificate of Amendment, dated December 21, 2023	8-K	3.1	December 21, 2023
3.4	Certificate of Amendment, dated September 24, 2024	8-K	3.1	September 24, 2024
3.5	Certificate of Amendment, dated June 11, 2025	8-K	3.1	June 11, 2025
3.6	Certificate of Designations authorizing the issuance of the Series C Preferred Stock	8-K	3.1	October 3, 2024
3.7*	Certificate of Correction to Certificate of Designations authorizing the issuance of the Series C Preferred Stock
3.8	Fourth Amended and Restated Bylaws of the Company	8-K	3.2	December 21, 2023
4.1	Form of Inducement PIO	8-K	4.1	July 11, 2024
4.2	Form of Warrant	8-K	4.1	October 3, 2024
10.1	Note, dated February 12, 2025	8-K	10.1	February 18, 2025
10.2	Note, dated May 16, 2025	8-K	10.1	May 22, 2025
10.3	Note, dated June 5, 2025	8-K	10.1	June 11. 2025
31*	Certification of the Principal Financial Officer and Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onconetix, Inc.

Date: June 12, 2025	/s/ Karina M. Fedasz
Karina M. Fedasz
Interim Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, and principal financial and accounting officer)