Form 10-Q
period 2025-06-30
Onconetix, Inc.
filed 2025-08-14
CIK 1782107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the registrant had 1,545,704 shares of common stock, $0.00001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	the Company’s ability to solicit a sufficient number of proxies to approve the Merger and other matters related to the Closing;

●	expectations related to the terms and timing of the Closing, including whether the conditions to the Closing will be satisfied and whether the Closing will occur at all;

●	the occurrence of any event giving rise to the right of a party to terminate the Merger Agreement;

●	the expected benefits of and potential value created by the Merger;

●	expectations related to the projected capitalization of the combined company following the Closing;

●	the plans, strategies and objectives of the Company’s and Ocuvex’s management with respect to the approval of the Merger and the Closing;

●	the Company’s ability to control and correctly estimate its operating expenses and its expenses associated with the Merger;

●	potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger;

●	any statements of the plans, strategies and objectives of future operations of the Company, Ocuvex and the combined company;

●	the business, operations, economic conditions and financial performance of the Company, Ocuvex and the combined company;

●	any statements regarding expectations concerning the Company’s, Ocuvex’s and the combined company’s relationships and actions with third parties;

●	the combined company’s ability to compete with existing and new competitors in existing and new markets and offerings;

●	global and domestic economic conditions and their impact on the financial performance and operations of the Company, Ocuvex and the combined company;

●	future regulatory, judicial and legislative changes in the Company’s, Ocuvex’s and the combined company’s industry;

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations and repay indebtness;

●	our ability to commercialize or monetize Proclarix and integrate the assets and commercial operations acquired in the share exchange with Proteomedix AG (“Proteomedix”);

ii

●	our reliance on third parties, including Laboratory Corporation of America (“LabCorp”), to develop, market, distribute and sell Proclarix;

●	the successful development of our commercialization capabilities, including sales and marketing capabilities;

●	our ability to maintain the necessary regulatory approvals to market and commercialize our product;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current product;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated, or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third parties, including manufacturers and logistics companies;

●	the success of competing therapies or diagnostics and products that are or become available;

●	our ability to successfully compete against current and future competitors;

●	our ability to expand our organization to accommodate potential growth and our ability to attract, motivate and retain key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product;

●	market acceptance of our product, the size and growth of the potential markets for our current product, and our ability to serve those markets; and

●	disruptions in the business of Onconetix or Proteomedix, which could have an adverse effect on their respective businesses and financial results.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCONETIX, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2025	2024

ASSETS
Current assets
Cash	$283,515	$646,500
Accounts receivable, net	12,156	25,717
Inventories	153,072	64,079
Prepaid expenses and other current assets	481,788	213,971
Total current assets	930,531	950,267

Property and equipment, net	43,809	62,896
Operating right of use asset	21,400	119,427
Goodwill	18,123,296	27,048,973
Total assets	$19,119,036	$28,181,563

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,581,608	$3,787,564
Accrued expenses	894,986	888,988
Notes payable, net of debt discount of $71,078 and $4,966 at June 30, 2025 and December 31, 2024, respectively	8,731,571	9,328,061
Operating lease liability, current	21,400	119,427
Subscription agreement liability – Related Party	—	4,123,000
Contingent warrant liabilities	53,113	43,089
Due to Shareholders	409,510	—
Total current liabilities	12,692,188	18,290,129

Pension benefit obligation	73,644	280,879
Total liabilities	12,765,832	18,571,008

Commitments and Contingencies

Series C Redeemable Preferred Stock, $0.00001 par value, 10,000 shares authorized, 2,130 and 3,499 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	443,443	1,067,928

Stockholders’ equity
Common stock, $0.00001 par value, 250,000,000 shares authorized at June 30, 2025 and December 31, 2024; 1,009,126 and 138,422 the shares issued at June 30, 2025 and December 31, 2024, respectively; 1,008,974 and 138,270 shares outstanding at June 30, 2025 and December 31, 2024, respectively	10	1
Additional paid-in capital	135,021,431	127,825,743
Treasury stock, at cost; 152 shares of common stock at June 30, 2025 and December 31, 2024	(625,791)	(625,791)
Due from shareholders	—	(250,308)
Accumulated deficit	(128,100,543)	(115,683,621)
Accumulated other comprehensive loss	(385,346)	(2,723,397)
Total stockholders’ equity	5,909,761	8,542,627
Total liabilities, convertible preferred stock, and stockholders’ equity	$19,119,036	$28,181,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$106,494	$704,848	$208,124	$1,405,281
Cost of revenue	35,991	604,132	91,789	1,115,565
Gross profit	70,503	100,716	116,335	289,716

Operating expenses
Selling, general and administrative	1,523,591	2,221,275	3,197,797	5,957,725
Research and development	(111,670)	(3,680)	(87,215)	45,284
Impairment of ENTADFI assets	—	1,237,140	—	3,530,716
Impairment of goodwill	594,000	10,261,000	11,512,000	15,453,000
Total operating expenses	2,005,921	13,715,735	14,622,582	24,986,725
Loss from operations	(1,935,418)	(13,615,019)	(14,506,247)	(24,697,009)

Other (expense) income
Interest expense - related party	—	(156,169)	—	(380,943)
Interest expense	(223,097)	(205,146)	(446,689)	(393,429)
Change in fair value of subscription agreement liability	(191,038)	(248,000)	3,127,962	(21,600)
Change in fair value of contingent warrant liabilities	(229)	—	(10,024)	—
Gain on forgiveness of accounts payable	—	—	944,694	—
Other loss	(22,660)	(31,602)	(28,023)	(3,094)
Total other (expense) income	(437,024)	(640,917)	3,587,920	(799,066)
Loss before income taxes	(2,372,442)	(14,255,936)	(10,918,327)	(25,496,075)
Income tax (expense) benefit	—	(50,768)	—	70,799
Net loss	$(2,372,442)	$(14,306,704)	$(10,918,327)	$(25,425,276)
Deemed dividend Series C preferred stock	(328,504)	—	(1,498,595)	—
Net loss applicable to common stockholders	(2,700,946)	(14,306,704)	(12,416,922)	(25,425,276)

Net loss per share, basic and diluted	$(4.76)	$(2,191.59)	$(31.67)	$(3,898.98)

Weighted average number of common shares outstanding, basic and diluted	567,648	6,528	392,133	6,521

Other comprehensive income (loss)
Net loss	$(2,372,442)	$(14,306,704)	$(10,918,327)	$(25,425,276)
Foreign currency translation	1,882,464	110,000	2,023,512	(4,881,144)
Change in pension benefit obligation	345,318	(33,406)	314,539	121,272
Total comprehensive loss	$(144,660)	$(14,230,110)	$(8,580,276)	$(30,185,148)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and

Stockholders’ Equity (Deficit)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Due from	Total Onconetix Equity	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Shareholders	(Deficit)	Interest	(Deficit)
Balance at December 31, 2023	3,000	$—	6,703	$—	$49,429,037	(152)	$(625,791)	$(56,786,194)	$2,380,920	—	$(5,602,028)	$7,006,504	$1,404,476
Stock-based compensation	—	—	—	—	23,865	—	—	—	—	—	23,865	28,785	52,650
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(4,991,144)	—	(4,991,144)	—	(4,991,144)
Change in pension benefit obligation	—	—	—	—	—	—	—	—	154,678	—	154,678	—	154,678
Net loss	—	—	—	—	—	—	—	(11,118,572)	-	—	(11,118,572)	—	(11,118,572)
Balance at March 31, 2024	3,000	$—	6,703	$—	$49,452,902	(152)	$(625,791)	$(67,904,766)	$(2,455,546)	—	$(21,533,201)	$7,035,289	$(14,497,912)
Restricted stock forfeitures	—	—	(3)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	4	—	163	—	—	—	—	—	163	—	163
Stock-based compensation	—	—	—	—	(47,478)	—	—	—	—	—	(47,478)	46,703	(775)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	110,000	—	110,000	—	110,000
Change in pension benefit obligation	—	—	—	—	—	—	—	—	(33,406)	—	(33,406)	—	(33,406)
Net loss	—	—	—	—	—	—	—	(14,306,704)	—	—	(14,306,704)	—	(14,306,704)
Balance at June 30, 2024	3,000	$—	6,704	$—	$49,405,587	(152)	$(625,791)	$(82,211,470)	$(2,378,952)	—	$(35,810,626)	$7,081,992	$(28,728,634)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Due from	Total Onconetix	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Shareholders	Equity	Interest	(Deficit)
Balance at December 31, 2024	—	$—	138,422	$1	$127,825,743	(152)	$(625,791)	$(115,683,621)	$(2,723,397)	(250,308)	$8,542,627	$—	$8,542,627
Issuance of common stock in connection with the ELOC	—	—	294,194	3	4,776,306	—	—	—	—	250,308	5,026,617	—	5,026,617
Stock-based compensation expense	—	—	—	—	29,256	—	—	—	—	—	29,256	—	29,256
Redemption of Series C Preferred Stock	—	—	—	—	—	—	—	(1,170,091)	—	—	(1,170,091)	—	(1,170,091)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	141,048	—	141,048	—	141,048
Change in pension benefit obligation	—	—	—	—	—	—	—	—	(30,779)	—	(30,779)	—	(30,779)
Net loss	—	—	—	—	—	—	—	(8,545,885)	—	—	(8,545,885)	—	(8,545,885)
Balance at March 31, 2025	—	$—	432,616	$4	$132,631,305	(152)	$(625,791)	$(125,399,597)	$(2,613,128)	—	$3,992,793	$—	$3,992,793
Issuance of common stock in connection with the ELOC	—	—	335,123	4	1,365,034	—	—	—	—	—	1,365,038	—	1,365,038
Stock-based compensation expense	—	—	—	—	30,982	—	—	—	—	—	30,982	—	30,982
Cash in lieu of shares	—	—	(127)	—	(926)	—	—	—	—	—	(926)	—	(926)
Redemption of Series C Preferred Stock	—	—	—	—	—	—	—	(328,504)	—	—	(328,504)	—	(328,504)
Settlement of subscription agreement liability	—	—	241,514	2	995,036	—	—	—	—	—	995,038	—	995,038
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,882,464	—	1,882,464	—	1,882,464
Change in pension benefit obligation	—	—	—	—	—	—	—	—	345,318	—	345,318	—	345,318
Net loss	—	—	—	—	—	—	—	(2,372,442)	—	—	(2,372,442)	—	(2,372,442)
Balance at June 30, 2025	—	$—	1,009,126	$10	$135,021,431	(152)	$(625,791)	$(128,100,543)	$(385,346)	—	$5,909,761	$—	$5,909,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended June 30, 2025	Six months Ended June 30, 2024
Cash flows from operating activities
Net loss	$(10,918,327)	$(25,425,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill	11,512,000	15,453,000
Impairment of ENTADFI assets	—	3,530,716
Amortization of debt discounts	4,966	291,959
Amortization of debt discount - related party	—	293,820
Depreciation and amortization	8,447	408,001
Net periodic pension benefit	107,304	(24,868)
Stock-based compensation	60,238	51,875
Interest accrued on note payable	—	95,751
Interest accrued on note payable – related party	—	87,123
Loss on impairment of inventory of ENTADFI	—	356,637
Change in fair value of contingent warrant liabilities	10,024	—
Change in fair value of subscription agreement liability – related party	(3,127,962)	21,600
Gain on forgiveness of accounts payable	(944,694)	—
Deferred tax benefit	—	(70,799)
Loss on disposal of property and equipment	16,482	—
Changes in operating assets and liabilities:
Accounts receivable	15,685	(31,501)
Inventories	(72,765)	(159,095)
Prepaid expenses and other current assets	201,379	(220,928)
Prepaid expenses, long-term	—	(7,749)
Accounts payable	(272,801)	(2,188,629)
Accrued expenses	(9,952)	(893,228)
Net cash used in operating activities	(3,409,976)	(8,431,591)

Cash flows from investing activities
Purchases of property and equipment	—	(22,284)
Net cash Provided by (used in) investing activities	—	(22,284)

Cash flows from financing activities
Proceeds from issuance of note payable – related party	—	5,000,000
Proceeds from issuance of note payable	475,000	678,550
Payment of financing costs	—	(400,000)
Principal payments of notes payable	(1,537,331)	(417,046)
Payment for redemption of Series C Preferred Stock	(1,713,570)	—
Proceeds from exercise of stock options	—	163
Proceeds from purchases of common stock in connection with the ELOC	6,391,655	—
Cash in lieu of shares	(926)	—
Net cash provided by financing activities	3,614,828	4,861,667
Effect of exchange rate changes on cash	(567,837)	(31,586)
Net decrease in cash	(362,985)	(3,623,794)
Cash, beginning of period	646,500	4,554,335
Cash, end of period	$283,515	$930,541
Supplemental disclosure of cash flow information:
Cash paid for interest	$184,546	$4,405
Noncash investing and financing activities:
D&O insurance premium financed	$460,875	$—
Deemed dividend owed to Series C preferred stock shareholders	$409,510	$—
Establishment of operating right-of-use asset	$—	$87,864
Settlement of subscription agreement liability	$995,038	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

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

Historically, the Company’s focus was on the research and development of transformational vaccines to prevent infectious diseases worldwide, until the third quarter of 2023, at which time the Company halted its efforts on vaccine development activities to focus on commercialization activities for ENTADFI and pursue other potential acquisitions. However, in light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and is in the process of destroying its inventory of the product. Based on the circumstances surrounding ENTADFI, the ENTADFI assets were fully impaired at June 30, 2024 (see Note 4).

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

On June 13, 2025, the Company effected a reverse stock split of all shares of its issued and outstanding Common Stock at a ratio of one-for-eighty-five (1:85). The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, and share-based awards’ exercise prices and per share data have been adjusted in these condensed consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The number of authorized shares and par value of the preferred stock and common stock were not adjusted because of the reverse stock split.

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 1 — Organization and Basis of Presentation (cont.)

Unaudited Interim Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2025, and the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. These unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025 and its results of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ended December 31, 2025, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements included in this Report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

As of June 30, 2025, the Company had cash of approximately $0.3 million, a working capital deficit of approximately $11.8 million and an accumulated deficit of approximately $128.1 million. During the six months ended June 30, 2025, the Company used approximately $3.4 million in cash for operating activities. In addition, as of August 13, 2025, the Company’s cash balance was approximately $0.2 million. The Company’s current cash balance is not sufficient to fund its operations through twelve months after the date these financials are issued, unless it can obtain other financing or utilize the Equity Financing Line of Credit (“ELOC”), which it entered into on October 2, 2024, referred herein as the ELOC Purchase Agreement; however, projections are indicative that it will be unable to meet its contractual commitments and obligations as they come due in the ordinary course of business. As of August 13, 2025, the amount available under the ELOC is approximately $17.0 million. Effective in 2025, the Company has redeemed Series C preferred stock of approximately $1.71 million with approximately $0.4 million in redemptions owed as of June 30, 2025. The Company will require significant additional capital in the short-term to fund its continuing operations, satisfy existing and future obligations and liabilities, including the funds needed to support the Company’s working capital needs and business activities. These business activities include the commercialization of Proclarix, and the development and commercialization of the Company’s future product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these condensed consolidated financial statements.

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 3 — Summary of Significant Accounting Policies

During the six months ended June 30, 2025, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Selected significant accounting policies are discussed in further detail below:

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. As of June 30, 2025 and December 31, 2024, the Company was operating in one segment: commercial. Management’s determination of its operating segments is consistent with the financial information regularly reviewed by the CODM for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

The fair value of financial instruments measured on a recurring basis is as follows as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$53,113	—	—	$53,113
Total	$53,113	$—	$—	$53,113

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$43,089	—	—	$43,089
Subscription agreement liability – related party	$4,123,000	—	—	$4,123,000
Total	$4,166,089	$—	$—	$4,166,089

During the three months ended June 30, 2025, the subscription agreement liability - related party expired and was settled resulting in the recognition of $2 in common stock and $995,036 in additional paid in capital as of June 30, 2025.

During the year ended December 31, 2024, the Company recorded full impairments of the intangible assets acquired from the acquisitions of Proteomedix and ENTADFI. These non-financial assets had been valued using significant unobservable measures and other fair value inputs and were classified as Level 3 measurements.

None of the Company’s other non-financial assets or liabilities are recorded at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024. There were no transfers between levels during the periods presented.

The following table summarizes the activity for the related party subscription agreement liability, using unobservable Level 3 inputs, for the three and six months ended June 30, 2025:

Subscription Agreement Liability
Balance at December 31, 2024	$4,123,000
Change in fair value	(3,319,000)
Balance at March 31, 2025	$804,000
Change in fair value	191,038
Settlement	(995,038)
Balance at June 30, 2025	$—

The following table summarizes the activity for the contingent warrant liability, using unobservable Level 3 inputs, for the three and six months ended June 30, 2025:

Contingent Warrant Liability
Balance at December 31, 2024	$43,089
Change in fair value	9,795
Balance at March 31, 2025	$52,884
Change in fair value	229
Balance at June 30, 2025	$53,113

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

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

During the three months ended June 30, 2025 and 2024, the Company recognized revenue of approximately $0.1 million and $0.7 million, respectively.

During the six months ended June 30, 2025 and 2024, the Company recognized revenue of approximately $0.2 million and $1.4 million, respectively.

The Company’s revenue was generated from the following geographic regions during the three months ended June 30, 2025:

	European Union	Non-European Union (UK)	United States
Development services	—%	—%	—%
Product sales	98%	2%	—%

	European Union	Non-European Union (UK)	United States	Total Revenue
Development services	$—	$—	$—	$—
Product sales	104,213	2,281	$—	106,494
Total	$104,213	$2,281	$—	$106,494

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

The Company’s revenue was generated from the following geographic regions during the six months ended June 30, 2025:

	European Union	Non-European Union (UK)	United States
Development services	100%	—%	—%
Product sales	96%	4%	—%

	European Union	Non-European Union (UK)	United States	Total Revenue
Development services	$1,578	$—	$—	$1,578
Product sales	197,450	9,096	$—	206,546
Total	$199,028	$9,096	$—	$208,124

The Company’s revenue was generated from the following geographic regions during the three months ended June 30, 2024:

	European Union	Non-European Union (UK)	United States
Development services	100%	—%	—%
Product sales	—%	—%	—%

	European Union	Non-European Union (UK)	United States	Total Revenue
Development services	$704,848	$—	$—	$704,848
Product sales	—	—	$—	—
Total	$704,848	$—	$—	$704,848

The Company’s revenue was generated from the following geographic regions during the six months ended June 30, 2024:

	European Union	Non-European Union (UK)	United States
Development services	100%	—%	—%
Product sales	—%	14%	86%

	European Union	Non-European Union (UK)	United States	Total Revenue
Development services	$1,329,093	$—	$—	$1,329,093
Product sales	—	10,666	65,522	76,188
Total	$1,329,093	$10,666	$65,522	$1,405,281

The Company had the following customer concentrations for its revenue during the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Development Services	Product Sales	Development Services	Product Sales
Customer A	—%	98%	100%	96%

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	Development Services	Product Sales	Development Services	Product Sales
Customer A	100%	—%	100%	—%
Customer B	—%	—%	—%	86%

Any revenues earned but not yet billed to the customer as of the date of the condensed consolidated financial statements are recorded as contract assets and are included in prepaid expenses and other current assets in the accompanying condensed consolidated financial statements. The Company had no unbilled accounts receivable as of June 30, 2025 and December 31, 2024. Amounts recorded in contract assets are reclassified to accounts receivable in our condensed consolidated financial statements when the customer is invoiced according to the billing schedule in the contract. Accounts receivable was approximately $12,000 and $26,000 as of June 30, 2025 and December 31, 2024, respectively.

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

Note 4 — Balance Sheet Details

Inventories

Inventories, which primarily relate to Proclarix products as of June 30, 2025 and December 31, 2024, consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$103,711	$57,446
Finished goods	49,361	6,633
Total	$153,072	$64,079

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Prepaid insurance	$410,748	$101,999
Prepaid professional fees	—	7,487
VAT taxes receivable	36,414	28,756
Prepaid other	22,027	33,894
Other receivable	12,599	41,835
Total	$481,788	$213,971

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 4 — Balance Sheet Details (cont.)

Intangible Assets

Intangible assets acquired in connection with the ENTADFI and Proteomedix acquisitions were comprised of customer relationships, product rights for developed technology, and a trade name. These intangibles were fully impaired during the year ended December 31, 2024 resulting in a zero balance as of June 30, 2025 and December 31, 2024.

Amortization for three and six months ended June 30, 2024

The finite lived intangible assets held by the Company, which included customer relationships and product rights for developed technology, were amortized over their estimated useful lives of 15 years. For the three and six months ended June 30, 2024, amortization expense related to the Company’s finite-lived intangible assets was approximately $196,000 and $398,000, of which approximately $30,000 and $61,000 was recorded as selling, general, and administrative expenses and approximately $166,000 and $337,000 was recorded as cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024.

Impairment for three and six months ended June 30, 2024

During the six months ended June 30, 2024, the Company became aware of a new competitor that received approval by the FDA for a combined finasteride-tadalafil capsule, which is a direct competitor product to ENTADFI. This was determined to be a triggering event that could result in a decrease in future expected cash flows, and thus indicated the carrying amount of the ENTADFI asset group may not be fully recoverable. The Company performed an undiscounted cash flow analysis over the ENTADFI asset group and determined that the carrying value of the asset group is not recoverable. The Company then estimated the fair value of the asset group to measure the impairment loss for the period. Significant assumptions used to determine this non-recurring fair value measurement included projected sales driven by market share and product sales price estimates, associated expenses, growth rates, the discount rate used to measure the fair value of the net cash flows associated with this asset group, as well as Management’s estimates of an expected sales price for the asset group, and the probability of each potential strategic alternative taking place. The Company recorded an intangible asset impairment charge of approximately $1.2 million and $3.5 million during the three and six months ended June 30, 2024, respectively.

Goodwill

Goodwill consisted of the following as of June 30, 2025 and December 31, 2024:

Balance as of December 31, 2024	$27,048,973
Impairment loss	(10,918,000)
Foreign currency translation	78,536
Balance as of March 31, 2025	$16,209,509
Impairment loss	(594,000)
Foreign currency translation	2,507,787
Balance as of June 30, 2025	$18,123,296

Impairments for three and six months ended June 30, 2025 and 2024

During the three and six months ended June 30, 2025 and 2024, the Company’s stock price and market capitalization declined, and the Company determined that this was an indicator of a potential impairment of its goodwill. Accordingly, as of June 30, 2025 and 2024, the Company performed quantitative analysis to identify and measure the amount of impairment losses to be recognized. The Company recognized goodwill impairment losses of approximately $0.6 million and $10.3 million for the three months ended June 30, 2025 and 2024, respectively. The Company recognized goodwill impairment losses of approximately $11.5 million and $15.5 million for the six months ended June 30, 2025 and 2024, respectively.

The fair value estimate of the reporting units for the quarter ended June 30, 2025 was derived from the Company’s fully-diluted market capitalization using an indicative share price based on the 5- and 10-day trailing volume-weighted average price.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 4 — Balance Sheet Details (cont.)

Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accrued compensation	$62,743	$186,956
Accrued research and development	215,599	320,096
Accrued professional fees	208,878	161,981
Other accrued expenses	11,171	25,841
Accrued franchise taxes	—	40,000
Accrued interest	396,091	139,409
Accrued license fees	504	14,705
Total	$894,986	$888,988

Note 5 — Significant Agreements

Services Agreement

On July 21, 2023, the Company, entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with a vendor, pursuant to which the vendor was to provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with the same vendor for certain subscription services providing prescription market data access to the Company. The fees under the second statement of work totaled approximately $800,000, and the term was through July 14, 2025. On October 12, 2023, the Company terminated the Master Services Agreement and the statements of work. During 2023, the Company recognized a termination fee of approximately $1.4 million included in selling, general and administrative expense. Subsequently during 2024, the Company agreed with the vendor to pay a reduced termination fee of approximately $0.9 million and recorded net credits of $0.5 million for the difference in the termination fee related to this contract during the year ended December 31, 2024, which was included in selling, general and administrative expense for the year then ended. During the six months ended June 30, 2025, the Company settled the remaining balance of the termination fee and recognized a $0.9 million gain on forgiveness of accounts payable in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

June 30, 2025

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

As of June 30, 2025, the sale of Licensed Products by LabCorp under the license agreement has not commenced. The Company has sold product to LabCorp for their use in internal trials of the test.

Note 6 — Notes Payable

Veru Notes Payable

As of June 30, 2025 and December 31, 2024, the Company has two non-interest-bearing notes payable (the “Notes”) outstanding with principal amounts of $5.0 million and $5.0 million and initial maturity dates of April 19, 2024 (“April Veru Note”), and September 30, 2024 (“September Veru Note”), respectively. In accordance with the Notes, no principal payments are due until maturity; however, the Company may voluntarily prepay the Notes with no penalty. Additionally, in an Event of Default, as defined in the Notes, the unpaid principal amount of the Notes will accrue interest at a rate of 10.0% per annum.

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 6 — Notes Payable (cont.)

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 6 — Notes Payable (cont.)

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

On June 30, 2025, Veru and the Company entered into a limited waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the April 2024 and September 2024 Promissory Notes to July 31, 2025.

On July 31, 2025, Veru and the Company entered into a waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the April 2024 and September 2024 Promissory Notes to August 14, 2025.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 6 — Notes Payable (cont.)

During the three and six months ended June 30, 2025 and 2024, the Company recorded approximately $0.2 million and $0.4 million of interest expense, respectively, which includes accrued interest and amortization of the debt discount. The unamortized debt discount as of June 30, 2025 and December 31, 2024 was $0 and $5,000, respectively. As of June 30, 2025 and December 31, 2024, the Company has recorded accrued interest of approximately $0.4 million and $0.1 million, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

Future minimum principal payments on the Notes as of June 30, 2025 include $3.1 million in principal payments for the April Veru Note and $5.0 million principal payments for the September Veru Note that are due in August 14, 2025.

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

The Company recorded approximately $0.2 million and $0.4 million of interest expense on the Debenture during the three and six months ended June 30, 2024, respectively, which includes accrued interest and amortization of the debt discount. There was no such interest expense during the three and six months ended June 30, 2025.

Insurance Financing

During the six months ended June 30, 2025, the Company obtained financing for certain Director & Officer liability insurance policy premiums. The agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes and fees financed are approximately $0.5 million, with an annual interest rate of 7.25%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreement. On June 30, 2025, the Company recognized approximately $0.2 million as an insurance financing note payable, which is included in the current portion of notes payable in the accompanying condensed consolidated balance sheets. The Company will pay the insurance financing through monthly installment payments of approximately $52,768, with the last payment for the note due on November 17, 2025.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 6 — Notes Payable (cont.)

Keystone Notes Payable

During the six months ended June 30, 2025, the Company issued three subordinated promissory notes to Keystone Capital Partners, LLC, each with an original issue discount and payable upon the earlier of (i) receipt of sufficient proceeds from the Company’s Equity Line of Credit (“ELOC”) with the Investor or (ii) a specified maturity date. All notes are subordinated to the Company’s existing debt obligations to Veru Inc., do not initially bear interest, and are subject to a late charge of 15% per annum on any unpaid amounts past due.

●	On February 12, 2025, the Company issued a note with an aggregate principal amount of $117,647, including an original issue discount of $17,647. The note matures on November 12, 2025, unless prepaid earlier upon receipt of sufficient capital from other securities offerings.

●	On May 16, 2025, the Company issued a note with an aggregate principal amount of $294,118, including an original issue discount of $44,118. The note matures on February 16, 2026, subject to the same prepayment provisions.

●	On June 5, 2025, the Company issued a note with an aggregate principal amount of $147,059, including an original issue discount of $22,059. The note matures on March 5, 2026, subject to the same prepayment provisions.

●	On August 6, 2025, the Company issued a note with an aggregate principal amount of $117,647, including an original issue discount of $17,647. The note matures on March 6, 2026, subject to the same prepayment provisions.

Note 7 — Subscription Agreement

On December 18, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the PMX Investor, who became a stockholder of Onconetix at the closing of the PMX Transaction (see Note 10), for the sale of 5,882 units, each comprised of 1 share of common stock and 0.30 pre-funded warrants (the “Units”) at $850 per Unit. The Subscription Agreement includes a make-whole provision which requires the issuance of additional shares of common stock in the event that the 270-day volume weighted average price after the closing of the Subscription Agreement, is below $850, and the PMX Investor still holds the common shares acquired upon closing of the Subscription Agreement 270 days after such closing. The Subscription Agreement would only close upon obtaining Stockholder Approval for certain transactions involving the Company’s Series B Preferred Stock. The Subscription Agreement was amended on January 23, 2024 to include a provision for interest on the $5 million debenture, accruing at a rate of 4%, to be included in the calculation of the units to be issued upon the Conversion. Stockholder approval was obtained on September 5, 2024, and as a result, the Conversion and the issuance of 5,882 units, attributable to the Subscription Agreement, and 158 units, attributable to additional accrued interest under the debenture to the PMX Investor took place on September 24, 2024.

Due to the issuance, the make-whole took effect and remained in place until June 24, 2025 when the make whole expired and was settled. The Company issued 241,514 shares of common stock (the “Make-Whole Shares”) to Altos Venture AG, following the determination that the 270-day volume weighted average price (“Issuer VWAP”) was below the $850 threshold. The Company recorded common stock of $2 and additional paid in capital of $995,036 related to the issuance of the 241,514 shares in the accompanying condensed consolidated balance sheet as of June 30, 2025.

The Subscription Agreement was accounted for as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”), as the make-whole provision could result in a variable number of shares being issued upon settlement. The related party subscription agreement liability was measured at fair value at the commitment date and remeasured at each subsequent reporting period, with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2025 and December 31, 2024, the fair value of the related party subscription agreement liability was approximately $0 and $4,123,000, respectively. For the six months ended June 30, 2025, the Company recognized a change in fair value of the related party subscription agreement liability of approximately $191,000 and $3,128,000.

The fair value was determined using a Monte-Carlo option pricing model, and as of December 31, 2024, the Company utilized 100% probability that the Subscription Agreement will close. The significant assumptions used in the Monte-Carlo model, which utilizes Level 3 inputs (see Note 3), are as follows as of December 31, 2024:

December 31, 2024
Exercise price	$10
Term (years)	0.48
Expected stock price volatility	100%
Risk-free rate of interest	4.25%

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 8 — Convertible Preferred Stock and Stockholders’ Equity

Authorized Capital

As of June 30, 2025 and December 31, 2024, the Company is authorized to issue 250,000,000 shares and 10,000,000 shares of common stock and preferred stock, respectively, with a par value of $0.00001 for both common stock and preferred stock.

At June 30, 2025 and December 31, 2024, the Company had designated 1,150,000 shares, 10,000 shares, 2,700,000 shares, and 10,000 shares of Series Seed Preferred Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively.

Preferred Stock

Series Seed Convertible Preferred Stock

The Company has 1,150,000 shares of preferred stock designated as Series Seed Preferred Stock (“Series Seed”) and there are no shares of Series Seed outstanding as of June 30, 2025 and December 31, 2024.

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

On September 24, 2024, Veru converted all 3,000 shares of Series A Convertible Preferred Stock into 1,679 shares of the Company’s common stock per the stated conversion ratio. There were 0 shares of Series A Convertible Stock outstanding as of June 30, 2025 and December 31, 2024.

Series B Convertible Preferred Stock

On December 15, 2023, the Company filed a Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of the Company (the “Series B Certificate of Designations”) with the State of Delaware to designate and authorize the issuance of up to 2,700,000 shares of Series B Preferred Stock.

On December 15, 2023, in connection with the PMX Transaction, as part of the purchase consideration, the Company issued 2,696,729 shares of Series B Convertible Preferred Stock. The Series B Preferred Stock was initially convertible into approximately 79,315 shares of the Company’s common stock, upon Stockholder Approval as defined in the Series B Certificate of Designation.

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

On September 5, 2024, Stockholder Approval was obtained, and on September 24, 2024, the Company effected the conversion of all 2,696,729 shares of Series B Preferred Stock into 79,315 shares of the Company’s common stock.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

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

At any time, the Company has the right to redeem in cash all or part of the Preferred Shares then outstanding at a price (the “Company Optional Redemption Price”) equal to 125% of the greater of (i) the Conversion Amount being redeemed and (ii) the product of (1) the Conversion Rate with respect to the Conversion Amount being redeemed multiplied by (2) the greatest closing sale price of the Company’s Common Stock on any Trading Day during the period commencing on the date immediately preceding the date the Company notifies the holders of its elections to redeem and the date the Company makes the entire payment required. Upon the occurrence of a Bankruptcy Triggering Event, the Company will immediately redeem, in cash, each of the Preferred Shares then outstanding at a redemption price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) 125% and (ii) the product of (X) the Conversion Rate with respect to the Conversion Amount in effect immediately following the date of initial public announcement of such Bankruptcy Triggering Event multiplied by (y) the product of (1) 125% multiplied by (2) the greatest closing sale price of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Bankruptcy Triggering Event and ending on the date the Company pays the entire payment required. The holders of the Series C Preferred Stock are entitled to be paid a cash amount equal to 30% of the gross proceeds in the event of any sale of common stock under the ELOC in accordance with the terms stated below within the ELOC securities purchase agreement.

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

During the three and six months ended June 30, 2025, the Company has redeemed approximately 0 and 1,369 Series C Preferred Stock for an aggregate amount of $0 and $1.71 million, respectively. As of June 30, 2025, 2,130 shares of Series C Preferred Stock remain outstanding, with a carrying value of $0.44 million, as reflected in the accompanying condensed consolidated balance sheet.

Included in the outstanding balance are 329 shares of Series C Preferred Stock related to PIPE investors, for which $409,510 is recorded as "Due to Shareholders" in the condensed consolidated balance sheet at June 30, 2025. These shares pertain to equity line of credit (ELOC) draws made in April and June 2025 and were not converted or redeemed as of June 30, 2025. In July 2025, these 329 shares were subsequently converted into common stock at a conversion price of $3.50 per share. Since the conversion occurred after the reporting date, the shares are still considered outstanding as of June 30, 2025 and are included in the total 2,130 Series C shares reported.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 8 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

Securities Purchase Agreement and ELOC

On October 2, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with six institutional and accredited investors. The Company sold an aggregate of i) 3,499 Series C Preferred Stock, par value $0.00001 per share (the “Series C Redeemable Preferred Stock”), and (ii) a warrants to purchase 6,963 shares of common stock (the “Series C PIPE Warrants”), for aggregate cash proceeds of $2,000,000. The Warrants have an exercise price of $372.30 per share, subject to adjustment therein, and expire on the third anniversary of the initial exercisability date. The warrants issued with the Series C Redeemable Preferred Stock are accounted for as liabilities in accordance with ASC 815.

Concurrently, on October 2, 2024, the Company entered into a Common Stock Equity Line of Credit Purchase Agreement (the “ELOC Purchase Agreement”) with an institutional investor, whereby the Company may sell up to $25,000,000 of the Company’s new issued Common Stock. Pursuant to the ELOC Purchase Agreement, the investor shall purchase from the Company up to the lesser of (i) $25.0 million in shares of our Common Stock and (ii) 19,512 shares, representing 19.99% of the total number of shares of Common Stock outstanding immediately prior to the execution of the ELOC Purchase Agreement. Pursuant to the ELOC Purchase Agreement, 30% of the gross proceeds to the Company from any sale of common stock thereunder must be applied towards the redemption of the Series C Redeemable Preferred Stock.

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

During the year ended December 31, 2024, the Company received proceeds of $935,625 and recorded approximately $250,000 of shareholder receivable under the ELOC. In addition, the Company recorded a deemed divided in the amount of $206,404 in the consolidated statement of operations for the year ended December 31, 2024.

During the three and six months ended June 30, 2025, the Company received proceeds of $1,365,038 and $6,391,655 million under the ELOC and recorded a deemed divided in the amount of $328,504 and $1,498,595 in the condensed consolidated statements of operations.

Common Stock

As of June 30, 2025 and December 31, 2024 there were 1,009,126 and 138,422 shares of common stock issued, respectively, and 1,008,974 and 138,270 shares of common stock outstanding, respectively.

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

There were no repurchases of common stock during the three and six months ended June 30, 2025 and 2024.

On November 13, 2024, the Board terminated the Repurchase Program.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 8 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

Deferred offering costs associated with the ATM Agreement are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the ATM Agreement. Any remaining deferred costs will be expensed to the statements of operations should the planned offering be abandoned.

As of December 31, 2024 and June 30, 2025, no shares have been sold under the ATM Offering, and the Company wrote off approximately $0.3 million of deferred offering costs in its consolidated balance sheets as of December 31, 2024.

Warrants

The following summarizes the Company’s outstanding warrants, excluding contingent warrants issuable upon exercise of the outstanding warrants as of June 30, 2025:

	Number of Shares	WA Average Exercise Price	WA Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	13,818	$568.38	2.92
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding as of June 30, 2025	13,818	568.38	2.42
Warrants vested and exercisable as of June 30, 2025	13,818	$568.38	2.42

As of June 30, 2025, the Company had outstanding warrants, which are exercisable into 13,818 shares of common stock. The shares of common stock underlying the warrants outstanding had an exercise price of $568.38 per share.

Contingent Warrant Liabilities

As of June 30, 2025, the fair value of contingent warrant labilities includes the Series C PIPE warrants of $32,892 and those issuable upon exercise of the Inducement PIOs of approximately $20,221 totaling $53,113 included as contingent warrant liabilities in the accompanying condensed consolidated balance sheets.

As of December 31, 2024, the fair value of contingent warrant labilities includes the Series C PIPE warrants of $32,982 and those issuable upon exercise of the Inducement PIOs of approximately $10,200 totaling $43,089 included as contingent warrant liabilities in the accompanying condensed consolidated balance sheets.

The maximum number of warrants issuable upon settlement of the contingent warrants was 461 for the Inducement PIOs contingent warrants and 6,963 for the Series C PIPE warrants as of June 30, 2025 and December 31, 2024.

Onconetix Equity Incentive Plans

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was adopted by its board of directors and by its stockholders on July 1, 2019. On February 23, 2022 the Company’s board of directors adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which is the successor and continuation of the Company’s 2019 Plan. Under the 2022 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other forms of awards to employees, directors, and consultants of the Company. In May 2023, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 926, and in September 2024, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 17,058. Stock-based awards granted during the three and six months ended June 30, 2025 and 2024 were all granted under the 2022 Plan. As of June 30, 2025, there are 8,446 shares available for issuance under the 2022 Plan.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 8 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

Stock Options

The following summarizes activity related to the Company’s stock options under the 2019 Plan and the 2022 Plan for the six months ended June 30, 2025:

Weighted
Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in years)
Outstanding as of December 31, 2024	162	$13,258.74	7.9
Granted	—	—	—
Forfeited / cancelled	—	—	—
Exercised	—	—	—
Outstanding as of June 30, 2025	162	13,258.74	7.4
Options vested and exercisable as of June 30, 2025	126	$15,324.92	7.2

There were no stock options granted during the three and six months ended June 30, 2025 and 2024.

The aggregate fair value of stock options that vested during the three and six months ended June 30, 2025, was approximately $46,000 and $92,000, respectively, compared to $83,000 and $167,000 for the same periods in 2024.

Restricted Stock

On May 9, 2023, the Board’s Compensation Committee approved the issuance of restricted stock, granted under the Company’s 2022 Plan, to the Company’s executive officers, employees, and certain of the Company’s consultants. The restricted shares granted totaled 143, of which 44, 22, and 44 were granted to the Company’s former CEO, former CFO, and former CBO, respectively. All of the restricted shares granted vest as follows: 50% in January 2024, 25% in August 2024, and 25% in August 2025. In addition, on May 31, 2023, the Board’s Compensation Committee approved the issuance of 7 shares of restricted stock, granted to the Company’s non-executive Board members, with full vesting on May 31, 2024. On February 14, 2024, in connection with the appointment of a non-executive Board member, the Company issued 1 share of restricted stock, which vested in full on June 14, 2024. Furthermore, on September 26, 2024, the Company issued its Board members a total of 195 restricted stock, with full vesting August 31, 2025. On February 24, 2025, in connection with the appointment of an executive Board member, the Company issued 20 shares of restricted stock with full vesting August 31, 2025.

The following summarizes activity related to the Company’s restricted stock awards granted under the 2022 Plan for the six months ended June 30, 2025:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2024	211	$522.75
Granted	20	35.70
Vested	—	—
Forfeited	—	—
Nonvested as of June 30, 2025	231	$578.00

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

June 30, 2025

(Unaudited)

Note 8 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

On April 16, 2024, the board of directors of Proteomedix approved a two-year extension of 144 vested stock options that were set to expire in April 2024. The extended expiration date for these options is April 18, 2026. The Company recorded approximately $18,000 of expense associated with this modification during the year ended December 31, 2024.

There was no activity under the PMX Option Plan for the three and six months ended June 30, 2025. In October 2024, 684 stock options were converted to shares with a weighted average exercise price of $294.10. As of December 31, 2024 and June 30, 2025, there were no outstanding stock options.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock, for the three and six months ended June 30, 2025 and 2024 was as follows:

	For the Three Months Ended June 30,
	2025	2024
Selling, general and administrative	$30,982	$42,663
Research and development	—	(43,438)
Total	$30,982	$(775)

	For the Six Months Ended June 30,
	2025	2024
Selling, general and administrative	$60,238	$96,449
Research and development	—	(44,574)
Total	$60,238	$51,875

Note 9 — Commitments and Contingencies

Office Lease

Proteomedix leases office and lab space in Zurich Switzerland. On April 1, 2024, the original lease was amended to add additional office and laboratory space. The lease amendment was accounted for as a separate lease, resulting in an additional right-of-use asset and lease liability of approximately $88,000.

In May 2025, Proteomedix entered into a lease amendment to reduce its leased premises. Effective June 30, 2025, the Company terminated the April 2024 lease amendment, which included office space and laboratory space. Additionally, a partial termination of a prior lease amendment further reduced the office space.

As of June 30, 2025, the remaining leases resulted in a right-of-use asset and lease liability of approximately $21,400. Lease payments for the remainder of the year ending December 31, 2025, are approximately $21,000. The impact of these leases is considered immaterial to the Company’s condensed consolidated financial statements.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. As of June 30, 2025, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 9 — Commitments and Contingencies (cont.)

Registration Rights Agreements

In connection with private placements consummated in April 2022 and August 2022, the Company entered into Registration Rights Agreements with the purchasers. Upon the occurrence of any Event (as defined in each Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the private placements. As of June 30, 2025 and December 31, 2024, and as a result of the consummation of the remaining warrants associated with the April 2022 and August 2022 private placements, the Company has no further obligations pertaining to the Registration Rights Agreements.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not been required to defend any action related to its indemnification obligations. However, during the third quarter of 2023, the Company received a claim from its former CEO and a former accounting employee requesting advancement of certain expenses. The Company recorded approximately $209,000 in related expenses during the year ended December 31, 2023, of which approximately $159,000 was paid through reduction of the outstanding related party receivable due from the former CEO. The Company recorded a related accrual of approximately $50,000, which was included in accrued expenses at December 31, 2023, and which was paid during 2024, and accordingly there is no related accrual as of June 30, 2025. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable at this time.

Note 10 — Related Party Transactions

On December 18, 2023, the Company entered into the Subscription Agreement with the PMX Investor, a 5% stockholder of the Company as of June 30, 2025 (see Note 7). During the year ended December 31, 2024, the Company issued a non-convertible debenture in the principal amount of $5.0 million to the PMX Investor, in connection with the Subscription Agreement and has settled the principal and accrued interest through the issuance of shares (see Note 6).

On February 6, 2024, the Company appointed Thomas Meier, PhD, as a member of the Company’s board of directors. Dr. Meier provides consulting services to Proteomedix, through a consulting agreement that was effective January 4, 2024. On June 17, 2025, the Company entered into a separate consulting agreement with a firm affiliated with Dr. Meier. The agreement provides for the payment of certain success fees and reimbursement of related expenses. Dr. Meier is entitled to receive 10% of success fees earned by the affiliated firm. The Company recorded approximately $10,000 and $34,000 in related expenses during the three and six months ended June 30, 2024, respectively. No related expenses were recorded during the three or six months ended June 30, 2025. As of June 30, 2025, and December 31, 2024, no amounts related to this agreement were included in accounts payable.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

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

There was no income tax provision or benefit recorded for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company recorded an income tax (expense) benefit of approximately $(51,000) and $71,000, respectively. This tax (expense) benefit was related to the Company’s deferred foreign taxes resulting from the Proteomedix acquisition and yielded an effective tax rate of 12.0% for Proteomedix for the six months ended June 30, 2024.

The Company has incurred net operating losses for all of the periods presented and has not reflected any benefit in the accompanying condensed consolidated financial statements for its U.S. net operating loss carryforwards and only a partial benefit for its Swiss net operating loss carryforwards due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against its U.S. deferred tax assets as it is not more likely than not that such assets will be realized in the near future. As of December 31, 2024, all deferred tax liabilities, related to intangibles, on the books have been reversed creating an income tax benefit. All remaining deferred tax assets and deferred tax liabilities have a full valuation allowance booked against them therefore there were no additional income tax benefits during the three and six months ended June 30, 2025.

The Company’s policy is to recognize interest expense and penalties related to income tax as income tax expense. For the three and six months ended June 30, 2025 and 2024, the Company has not recognized any interest or penalties related to income taxes.

Note 12 — Net Loss Per Share

Basic net loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares of common stock outstanding includes pre-funded warrants because their exercise requires only nominal consideration for delivery of shares; it does not include any potentially dilutive securities or any unvested restricted shares of common stock. Certain restricted shares, although classified as issued and outstanding at June 30, 2025, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of the Company’s restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents.

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

The following securities were excluded from the computation of diluted shares outstanding due to the losses incurred in the periods presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	As of June 30,
	2025	2024
Options to purchase shares of common stock	162	332
Warrants	13,818	2,323
Unvested shares of restricted stock	231	31
Common stock issuable upon conversion of Series A Preferred Stock	—	1,679
Common stock issuable upon conversion of Series C Redeemable Preferred Stock	399,587	—
Total	413,798	4,365

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 13 — Defined Benefit Plan

Proteomedix sponsors a defined benefit pension plan (the “Swiss Plan”) covering certain eligible employees. The Swiss Plan provides retirement benefits based on years of service and compensation levels.

The following significant actuarial assumptions were used in calculating the benefit obligation and the net periodic benefit cost as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Discount rate	1.25%	1.00%
Expected long-term rate of return on plan assets	1.25%	1.00%
Rate of compensation increase	1.50%	1.50%

Changes in these assumptions may have a material impact on the plan’s obligations and costs.

The components of net periodic benefit cost for the three and six months ended June 30, 2025 and 2024, which is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, are as follows:

	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024
Service cost	$24,436	$23,794
Interest cost	3,451	7,293
Expected return on plan assets	(5,695)	409
Amortization of net (gain)	(7,840)	269
Settlement gains*	(487,485)	—
Total	$(473,133)	$31,765

*	Settlement gains of $487,485 were primarily attributable to a reduction in projected future benefit obligations resulting from a decrease in the Proteomedix workforce.

	For The Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024
Service cost	$47,164	$48,444
Interest cost	9,443	14,851
Expected return on plan assets	(10,990)	(23,086)
Amortization of net (gain)	(15,131)	(15,177)
Settlement gains	(510,947)	—
Total	$(480,461)	$25,032

During the three months ended June 30, 2025 and 2024, the Company made pension contributions of approximately $21,000 and $22,000, respectively.

During the six months ended June 30, 2025 and 2024, the Company made pension contributions of approximately $42,000 and $43,000, respectively.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 13 — Defined Benefit Plan (cont.)

The components of accumulated comprehensive loss attributable to the Company’s pension plan for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the Three months ended June 30, 2025	For the Three months ended June 30, 2024
Net loss (gain)	$(153,099)	$(35,976)
Prior service cost (credit)	—	2,850
Amortization of prior service credit	1,555	—
Amortization of net gain	7,871	(280)
Effect of settlement	488,991	—
Total recorded during the period	$345,318	$(33,406)

	For the Six months ended June 30, 2025	For the Six months ended June 30, 2024
Net loss (gain)	$(214,530)	$73,853
Prior service cost (credit)	—	62,596
Amortization of prior service credit	2,991	—
Amortization of net gain	15,131	(15,177)
Effect of settlement	510,947	—
Total recorded during the period	$314,539	$121,272

As of June 30, 2025 and December 31, 2024, the funded status of the plan and the amounts recognized in the accompanying consolidated balance sheet are as follows:

	June 30,	December 31,
	2025	2024
Projected benefit obligation	$831,242	$2,593,360
Fair value of plan assets	757,598	2,312,481
Overfunded (underfunded) status	$(73,644)	$(280,879)

A reconciliation of the beginning and ending balances of the accumulated benefit obligation is provided in the table below:

As of December 31, 2024	$2,593,360
Service cost	47,164
Interest cost	12,435
Actuarial (gain) loss	(404,155)
Benefits paid	(9,539)
Ordinary contributions paid by employees	41,313
Settlements	(1,449,336)
Projected benefit obligation as of June 30, 2025	831,242
Actuarial (gain)/loss due to assumption changes	(18,634)
Actuarial (gain)/loss due to plan experience	(385,520)
Accumulated benefit obligation as of June 30, 2025	$427,088

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 13 — Defined Benefit Plan (cont.)

A reconciliation of the beginning and ending balances of the plan assets is provided in the table below:

As of December 31, 2024	$2,312,481
Actual return on plan assets	(178,634)
Contributions paid by employer	41,313
Ordinary contributions paid by employees	41,313
Benefits paid	(9,539)
Settlements	(1,449,336)
As of June 30, 2025	$757,598

Projected benefit payments for the next five years as of June 30, 2025 are as follows:

Years ending December 31,
2026	$47,861
2027	46,602
2028	45,342
2029	45,342
2030	44,083
Thereafter	201,520
Total	$430,750

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

Geographic Information

The distribution of revenue by geographical area was as follows:

	Three Months Ended June 30,
	2025	2024
United States	$—	$—
United Kingdom	2,281	—
Switzerland	104,213	704,848
Total	$106,494	$704,848

	Six Months Ended June 30,
	2025	2024
United States	$—	$65,522
United Kingdom	9,096	10,666
Switzerland	199,028	1,329,093
Total	$208,124	$1,405,281

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 15 — Subsequent Events

Ocuvex Merger Agreement

On July 16, 2025, the Company entered into an Agreement and Plan of Merger with (i) Onconetix Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company, and (ii) Ocuvex Therapeutics, Inc., a Delaware corporation (“Ocuvex”, and such agreement, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Ocuvex, with Ocuvex surviving the merger as a direct, wholly owned subsidiary of the Company (the “Merger” and the other transactions contemplated by the Merger Agreement, the “Transactions”).

Upon the consummation of the Transactions (the “Closing”), each share of common stock, par value $0.0001 per share, of Ocuvex (the “Ocuvex Common Stock”) shall be exchanged into a number of shares of common stock, par value $0.00001 per share, of the Company (the “Company Common Stock”) equal to the Exchange Ratio (as defined below) (such shares, the “Merger Consideration”), subject to adjustment as described below and the reduction of the Escrow Shares (as defined below) in respect of the satisfaction of indemnification obligations.

As a result of the Transactions, it is anticipated that immediately following the Closing, (i) the pre-Closing Ocuvex stockholders will own 90% of the issued and outstanding equity interests of the Company, on a fully diluted basis, and (ii) the pre-Closing Company stockholders will own 10% of the issued and outstanding equity interests of the Company, on a fully-diluted basis, subject to adjustment in respect of Permitted Financing (as defined below).

“Exchange Ratio” means a number equal to the quotient obtained by dividing (x) the product of (I) the fully diluted Company Common Stock less the aggregate number of shares of Company Common Stock issuable in connection with a Permitted Financing and (II) 9 by (y) the fully diluted Ocuvex Common Stock.

“Permitted Financing” means an equity or debt financing transaction or series of equity or debt financing transactions entered into by Parent prior to Closing in connection with the Transactions, the proceeds of which Parent loans to the Company prior to the Effective Time.

At Closing, a number of shares of Company Common Stock equivalent to 12.5% of the Merger Consideration (together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Escrow Shares”) shall be deposited in a segregated escrow account along with any other dividends, distributions or other income on the Escrow Shares (together with the Escrow Shares, the “Escrow Property”). The Escrow Property shall be sole source of payment for all claims for indemnification by the Company (other than for claims based on fraudulent, criminal or intentional misconduct). Following the Expiration Date and the resolution of any pending indemnification claims, the remaining amount of Escrow Property shall be distributed to the pre-Closing Ocuvex stockholders, on a pro rata basis.

The Closing is subject to the satisfaction or waiver of customary conditions, including, among other things, (i) receipt of the required approval of the Company stockholders and the adoption of the Merger Agreement and the Transactions by the requisite vote of the Ocuvex stockholders; (ii) the accuracy of the representations and warranties of the parties made in the Merger Agreement, subject to customary materiality qualifiers; (iii) compliance by the parties with their respective covenants and agreements under the Merger Agreement; (iv) the approval for listing on Nasdaq of the Company Common Stock to be issued as the Merger Consideration; (v) the registration statement for the Merger having been declared effective and (v) the absence of a material adverse effect with respect to the other party.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

Ocuvex’s obligation to complete the Closing is subject to additional conditions, including (i) the restructuring of certain outstanding indebtedness of the Company and (ii) a condition that the Merger qualifies as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

The Company’s obligation to complete the Closing is subject to additional conditions, including (i) the satisfaction of certain other obligations of Ocuvex with respect to third-party consents under existing contracts and (ii) that certain lock-up agreements, the Escrow Agreement and the certain stockholder support agreements are in full force and effect.

Onconetix and Ocuvex intend to file with the SEC a registration statement on Form S-4, which will include a preliminary proxy statement of Onconetix and a prospectus in connection with the proposed Merger between Onconetix and Ocuvex pursuant to the Merger Agreement.

Series C Preferred Stock Conversion and Price Reduction

On July 16, 2025, the Company exercised its voluntary Series C adjustment right to lower the conversion price of the Series C preferred stock to $3.50, and holders of 2,130 Series C shares agreed to convert their shares into shares of common stock. As of August 13, 2025, 1,920 shares of Series C preferred stock had been converted to 547,051 shares of common stock for an aggregate conversion amount of approximately $1.9 million.

Keystone Note Payable

On August 6, 2025, the Company issued a promissory note to Keystone Capital Partners, LLC with original issue discount of $17,647.06, in an aggregate principal amount of $117,647.06. The note is due and payable upon the earlier of (i) the Company’s receipt of sufficient proceeds from the ELOC and (ii) March 6, 2026, subject to mandatory prepayment in the event that the Company raises sufficient additional capital through other securities offerings. The note is subordinate to the Company’s existing debt obligations to Veru Inc. The note does not initially bear interest, however, any amounts due under the note which are not paid when due shall incur a late charge of 15% per annum until such amount is paid in full.

August 2025 Amendment and Restatement of September Veru Note

On August 7, 2025, Veru and the Company agreed to amend and restate the September Veru Note (as amended and restated, the “A&R September Veru Note”). Pursuant to the A&R September Veru Note, the principal amount owed to Veru was increased by $100,000 to an aggregate principal amount of $5.1 million, and the maturity date was amended to August 14, 2025. All other terms of the September Veru Note remained the same.

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

We also own ENTADFI, an FDA-approved, once daily pill that combines finasteride and tadalafil for the treatment of BPH, a disorder of the prostate. However, in light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and is in the process of destroying its inventory of the product. In addition, as part of cost reduction efforts and in connection with our initial pause in commercializing ENTADFI, we terminated three employees involved with the ENTADFI program, effective April 30, 2024, with such individuals to continue assisting the Company on an as-needed, consulting basis. Based on the current circumstances surrounding ENTADFI, at June 30, 2024, the ENTADFI assets were fully impaired. Refer to Note 4 in the accompanying condensed consolidated financial statements included elsewhere in this Report for further discussion.

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

We do not have any products approved for sale, aside from (i) Proclarix and (ii) ENTADFI, which has not generated any revenue from product sales; we have determined to abandon commercialization of ENTADFI and are in the process of destroying our inventory of the product.

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

Some recent key developments affecting our business include the following:

Potential Business Combination:

On July 16, 2025, the Company entered into an Agreement and Plan of Merger with (i) Onconetix Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company, and (ii) Ocuvex Therapeutics, Inc., a Delaware corporation (“Ocuvex”, and such agreement, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Ocuvex, with Ocuvex surviving the merger as a direct, wholly owned subsidiary of the Company (the “Merger” and the other transactions contemplated by the Merger Agreement, the “Transactions”).

Upon the consummation of the Transactions (the “Closing”), each share of common stock, par value $0.0001 per share, of Ocuvex (the “Ocuvex Common Stock”) shall be exchanged into a number of shares of common stock, par value $0.00001 per share, of the Company (the “Company Common Stock”) equal to the Exchange Ratio (as defined below) (such shares, the “Merger Consideration”), subject to adjustment as described below and the reduction of the Escrow Shares (as defined below) in respect of the satisfaction of indemnification obligations.

As a result of the Transactions, it is anticipated that immediately following the Closing, (i) the pre-Closing Ocuvex stockholders will own 90% of the issued and outstanding equity interests of the Company, on a fully diluted basis, and (ii) the pre-Closing Company stockholders will own 10% of the issued and outstanding equity interests of the Company, on a fully-diluted basis, subject to adjustment in respect of Permitted Financing.

“Exchange Ratio” means a number equal to the quotient obtained by dividing (x) the product of (I) the fully diluted Company Common Stock less the aggregate number of shares of Company Common Stock issuable in connection with a Permitted Financing and (II) 9 by (y) the fully diluted Ocuvex Common Stock.

“Permitted Financing” means an equity or debt financing transaction or series of equity or debt financing transactions entered into by Parent prior to Closing in connection with the Transactions, the proceeds of which Parent loans to the Company prior to the Effective Time.

The Closing is subject to the satisfaction or waiver of customary conditions, including, among other things, (i) receipt of the required approval of the Company stockholders and the adoption of the Merger Agreement and the Transactions by the requisite vote of the Ocuvex stockholders; (ii) the accuracy of the representations and warranties of the parties made in the Merger Agreement, subject to customary materiality qualifiers; (iii) compliance by the parties with their respective covenants and agreements under the Merger Agreement; (iv) the approval for listing on Nasdaq of the Company Common Stock to be issued as the Merger Consideration; (v) the registration statement for the Merger having been declared effective and (v) the absence of a material adverse effect with respect to the other party.

Ocuvex’s obligation to complete the Closing is subject to additional conditions, including (i) the restructuring of certain outstanding indebtedness of the Company and (ii) a condition that the Merger qualifies as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

The Company’s obligation to complete the Closing is subject to additional conditions, including (i) the satisfaction of certain other obligations of Ocuvex with respect to third-party consents under existing contracts and (ii) that certain lock-up agreements, the Escrow Agreement and the certain stockholder support agreements are in full force and effect.

Onconetix and Ocuvex intend to file with the SEC a registration statement on Form S-4, which will include a preliminary proxy statement of Onconetix and a prospectus in connection with the proposed Merger between Onconetix and Ocuvex pursuant to the Merger Agreement.

Reverse Stock Split

On June 13, 2025, the Company effected a reverse stock split of all shares of its issued and outstanding Common Stock at a ratio of one-for-eighty-five (1:85). The Company accounted for the reverse stock split on a retrospective basis pursuant to Accounting Standards Codification (“ASC”) 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, and share-based awards’ exercise prices and per share data have been adjusted in these condensed consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The number of authorized shares and par value of the preferred stock and common stock were not adjusted because of the reverse stock split.

Veru Forbearance Agreements

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

April 2025 Amended and Restated Forbearance Agreement with Veru

On April 23, 2025, Veru and the Company entered into a limited waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the April 2024 Promissory Note to June 30, 2025.

June 2025 Amended and Restated Forbearance Agreement with Veru

On June 30, 2025, Veru and the Company entered into a waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the April 2024 and September 2024 Promissory Notes to July 31, 2025.

July 2025 Amended and Restated Forbearance Agreement with Veru

On July 31, 2025, Veru and the Company entered into a waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the April 2024 and September 2024 Promissory Notes to August 14, 2025.

August 2025 Amendment and Restatement of September Veru Note

On August 7, 2025, Veru and the Company agreed to amend and restate the September Veru Note (as amended and restated, the “A&R September Veru Note”). Pursuant to the A&R September Veru Note, the principal amount owed to Veru was increased by $100,000 to an aggregate principal amount of $5.1 million, and the maturity date was amended to August 14, 2025. All other terms of the September Veru Note remained the same.

PIPE Financing

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

On October 2, 2024, the Company entered into, and sold, to six institutional investors (collectively, the “PIPE Investors”), pursuant to the securities purchase agreement an aggregate of 3,499 shares of Series C Preferred Stock which includes an issuance of 840 shares of Series C Preferred Stock to the lead investor in consideration for the PIPE Investors’ irrevocable commitment to purchase shares of the Series C Preferred Stock, and warrants to purchase 6,963 shares of Common Stock for aggregate net cash proceeds to the Company of $1.9 million. The exercise price of the warrants is $372.30, and the warrants are exercisable six months after the issuance date and expire on the third anniversary of the initial exercisability date.

As of June 30, 2025, an aggregate of 2,130 Series C Preferred Stock was outstanding, after redemptions of 1,369 shares for an aggregate of $1.71 million. As a result of draws on the ELOC in April and June 2025, an additional 329 share of Series C preferred stock were to be redeemed for an aggregate amount of $409,510.

On July 16, 2025, the Company exercised its voluntary Series C adjustment right to lower the conversion price of the Series C preferred stock to $3.50, and holders of 2,130 Series C shares agreed to convert their shares into shares of common stock. As of August 13, 2025, 1,920 shares of Series C preferred stock had been converted to 547,051 shares of common stock for an aggregate conversion amount of approximately $1.9 million.

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

At any time, the Company has the right to redeem in cash all or part of the Preferred Shares then outstanding at a price (the “Company Optional Redemption Price”) equal to 125% of the greater of (i) the Conversion Amount being redeemed and (ii) the product of (1) the Conversion Rate with respect to the Conversion Amount being redeemed multiplied by (2) the greatest closing sale price of the Company’s Common Stock on any Trading Day during the period commencing on the date immediately preceding the date the Company notifies the holders of its elections to redeem and the date the Company makes the entire payment required. Upon the occurrence of a Bankruptcy Triggering Event, the Company will immediately redeem, in cash, each of the Preferred Shares then outstanding at a redemption price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) 125% and (ii) the product of (X) the Conversion Rate with respect to the Conversion Amount in effect immediately following the date of initial public announcement of such Bankruptcy Triggering Event multiplied by (y) the product of (1) 125% multiplied by (2) the greatest closing sale price of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Bankruptcy Triggering Event and ending on the date the Company pays the entire payment required.

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

On July 16, 2025, the Company exercised its right, pursuant to Section 8(g) of the Series C Certificate of Designation, to lower the conversion price of the Series C Preferred Stock (each, a “Conversion Price Reduction”) to $3.50 until July 31, 2025. On July 16, 2025, all holders of Series C Preferred Stock approved, by written consent, the Conversion Price Reduction.

ELOC

On October 2, 2024, the Company entered into a Common Stock ELOC Purchase Agreement relating to a Committed Equity Facility with an institutional investor (the “ELOC Purchaser”), whereby the Company may offer and sell, from time to time at its sole discretion, and whereby the ELOC Purchaser has committed to purchase, up to $25.0 million of the Company’s newly issued Common Stock, subject to certain limitations. Concurrently with entering into the ELOC Purchase Agreement, the Company also entered into a registration rights agreement with the ELOC Purchaser, pursuant to which it agreed to provide the ELOC Purchaser with certain registration rights related to the shares issued under the ELOC Purchase Agreement (the “ELOC Registration Rights Agreement”). In no event will the Company issue to the Purchaser under the ELOC Purchase Agreement more than 19,512 shares of Common Stock, representing 19.99% of the total number of shares of Common Stock outstanding immediately prior to the execution of the Common Stock Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtains the approval of the issuance of such shares by its stockholders in accordance with the applicable stock exchange rules or (ii) sales of Common Stock are made at a price equal to or in excess of the lower of (A) the closing price immediately preceding the delivery of the applicable notice to the Purchaser and (B) the average of the closing prices of the Common Stock for the five business days immediately preceding the delivery of such notice, such that the sales of such Common Stock to the Purchaser would not count toward the Exchange Cap because they are “at market” under applicable stock exchange rules.

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

Keystone Notes Payable

During the six months ended June 30, 2025, the Company issued three subordinated promissory notes to Keystone Capital Partners, LLC, each with an original issue discount and payable upon the earlier of (i) receipt of sufficient proceeds from the Company’s Equity Line of Credit (“ELOC”) with the Investor or (ii) a specified maturity date. All notes are subordinated to the Company’s existing debt obligations to Veru Inc., do not initially bear interest, and are subject to a late charge of 15% per annum on any unpaid amounts past due.

●	On February 12, 2025, the Company issued a note with an aggregate principal amount of $117,647, including an original issue discount of $17,647. The note matures on November 12, 2025, unless prepaid earlier upon receipt of sufficient capital from other securities offerings.

●	On May 16, 2025, the Company issued a note with an aggregate principal amount of $294,118, including an original issue discount of $44,118. The note matures on February 16, 2026, subject to the same prepayment provisions.

●	On June 5, 2025, the Company issued a note with an aggregate principal amount of $147,059, including an original issue discount of $22,059. The note matures on March 5, 2026, subject to the same prepayment provisions.

●	On August 6, 2025, the Company issued a note with an aggregate principal amount of $117,647, including an original issue discount of $17,647. The note matures on March 6, 2026, subject to the same prepayment provisions

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

We anticipate that our selling, general and administrative expenses related to Proteomedix will decrease when compared to historical levels due to cost reduction efforts including headcount reductions.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our statements of operations for the periods indicated:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Revenue	$106,494	$704,848	$(598,354)	(84.9)%
Cost of revenue	35,991	604,132	(568,141)	(94.0)%
Gross profit	70,503	100,716	(30,213)	(30.0)%

Operating expenses
Selling, general and administrative	$1,523,591	$2,221,275	(697,684)	(31.4)%
Research and development	(111,670)	(3,680)	(107,990)	(2934.5)%
Impairment of ENTADFI	—	1,237,140	(1,237,140)	(100.0)%
Impairment of goodwill	594,000	10,261,000	(9,667,000)	(94.2)%
Total operating expenses	2,005,921	13,715,735	(11,709,814)	(85.4)%
Loss from operations	(1,935,418)	(13,615,019)	11,679,601	85.8%

Other income (expense)
Interest expense – related party	—	(156,169)	156,169	100.0%
Interest expense	(223,097)	(205,146)	(17,951)	(8.8)%
Change in fair value of subscription agreement liability – related party	(191,038)	(248,000)	56,962	23.0%
Change in fair value of contingent warrant liability	(229)	—	(229)	100.0%
Other - net	(22,660)	(31,602)	8,942	28.3%
Total other expense	(437,024)	(640,917)	203,893	31.8%
Loss before income taxes	(2,372,442)	(14,255,936)	11,883,494	83.4%
Income tax expense	—	(50,768)	50,768	100.0%
Net loss	$(2,372,442)	$(14,306,704)	11,934,262	(83.4)%
Deemed dividend Series C preferred stock	(328,504)	—	(328,504)	100%
Net loss applicable to common stockholders’	$(2,700,946)	$(14,306,704)	11,605,758	81.1%

Revenue, Cost of Revenue, and Gross Margin

For the three months ended June 30, 2025, the Company had approximately $0.1 million of revenue, which was attributable to sale of products generated by Proteomedix. Cost of revenue of approximately $0.04 million was mostly attributable to costs incurred on Proteomedix revenue. For the three months ended June 30, 2024, the Company had approximately $0.7 million of revenue, which was attributable to sales and development services generated by Proteomedix. The cost of revenue of approximately $0.6 million is attributable to costs incurred on Proteomedix revenue including amortization of the product rights intangible asset of approximately $0.2 million, in addition to approximately $0.4 million related to the full impairment of ENTADFI inventory.

Selling, General and Administrative Expenses

For the three months ended June 30, 2025, selling, general and administrative expenses decreased by approximately $0.7 million compared to the same period in 2024. This decrease was primarily driven by a reduction of approximately $0.5 million in payroll-related expenses, reflecting cost-saving measures implemented in response to reduced liquidity during the current quarter. Additionally, miscellaneous selling, general and administrative expenses declined by approximately $0.2 million over the same period.

Research and Development Expenses

For the three months ended June 30, 2025 and 2024, there were no substantial research and development expenses. The lack of activity was primarily attributable to the Company’s decision to halt its vaccine programs and focus on commercialization activities, which occurred during the third quarter of 2023. This change in business strategy led to a halt in the Company’s clinical and other research activities.

Impairments

During the three months ended June 30, 2025, there was no impairment recorded related to the ENTADFI asset, as the asset had been fully impaired in the prior year. Specifically, an impairment charge of approximately $1.2 million was recognized during the same period in 2024, based on a valuation assessment conducted by an external specialist.

The Company recorded an impairment of goodwill related to the PMX acquisition during the three months ended June 30, 2025 totaling $0.6 million, as compared to an impairment of $10.3 million recognized for the same period last year in connection with the same acquisition.

Other Expense

Other expense during the three months ended June 30, 2025, decreased by approximately $0.2 million compared to the same period in 2024. The decrease was primarily attributable to a $0.2 million reduction in related party interest expense.

Income Tax Expense

The Company did not record any income tax benefit or expense during the three months ended June 30, 2025. For the same period in 2024, the Company recorded an income tax expense of approximately $0.05 million, related to foreign deferred income taxes recorded in connection with Proteomedix.

Comparison of the Six months Ended June 30, 2025 and 2024

The following table summarizes our statements of operations for the periods indicated:

	Six months Ended June 30, 2025	Six months Ended June 30, 2024	$ Change	% Change
Revenue	$208,124	$1,405,281	$(1,197,157)	(85.2)%
Cost of revenue	91,789	1,115,565	(1,023,776)	(91.8)%
Gross profit	116,335	289,716	(173,381)	(59.8)%

Operating expenses
Selling, general and administrative	$3,197,797	$5,957,725	(2,759,928)	(46.3)%
Research and development	(87,215)	45,284	(132,499)	(292.6)%
Impairment of ENTADFI	—	3,530,716	(3,530,716)	(100.0)%
Impairment of goodwill	11,512,000	15,453,000	(3,941,000)	(25.5)%
Total operating expenses	14,622,582	24,986,725	(10,364,143)	(41.5)%
Loss from operations	(14,506,247)	(24,697,009)	10,190,762	41.3%

Other income (expense)
Interest expense – related party	—	(380,943)	380,943	100.0%
Interest expense	(446,689)	(393,429)	(53,260)	(13.5)%
Change in fair value of subscription agreement liability – related party	3,127,962	(21,600)	3,149,562	14581.3%
Change in fair value of contingent warrant liability	(10,024)	—	(10,024)	100.0%
Gain on forgiveness of accounts payable	944,694	—	944,694	100.0%
Other - net	(28,023)	(3,094)	(24,929)	(805.7)%
Total other income (expense)	3,587,920	(799,066)	4,386,986	549.0%
Loss before income taxes	(10,918,327)	(25,496,075)	14,577,748	57.2%
Income tax benefit	—	70,799	(70,799)	(100.0)%
Net loss	$(10,918,327)	$(25,425,276)	14,506,949	57.1%
Deemed dividend Series C preferred stock	(1,498,595)	—	(1,498,595)	100%
Net loss applicable to common stockholders’	$(12,416,922)	$(25,425,276)	13,008,354	51.2%

Revenue, Cost of Revenue, and Gross Margin

For the six months ended June 30, 2025, the Company had approximately $0.2 million of revenue, which was attributable to sale of products generated by Proteomedix. Cost of revenue of approximately $0.09 million was mostly attributable to costs incurred on Proteomedix revenue. For the six months ended June 30, 2024, the Company had approximately $1.4 million of revenue, which was attributable to sales and development services generated by Proteomedix. The cost of revenue of approximately $1.1 million is attributable to costs incurred on Proteomedix revenue including amortization of the product rights intangible asset of approximately $0.3 million, in addition to approximately $0.4 million related to the full impairment of ENTADFI inventory.

Selling, General and Administrative Expenses

For the six months ended June 30, 2025, selling, general and administrative expenses decreased by $2.8 million compared to the same period in 2024.

For the six months ended June 30, 2025, selling, general and administrative expenses decreased by approximately $2.8 million compared to the same period in 2024. The decrease primarily reflects a reduction of approximately $0.8 million in professional fees, including accounting, legal, and regulatory services, associated with the acquisition of Proteomedix in 2024. These costs were non-recurring and did not continue into 2025.

Additionally, the Proteomedix entity experienced a further reduction in professional fees of approximately $0.5 million, primarily due to transaction-related activities that occurred in early 2024 and were not repeated in the current year. Payroll-related expenses declined by approximately $0.8 million, and miscellaneous selling, general and administrative expenses decreased by approximately $0.7 million, both largely driven by cost containment efforts and reduced liquidity during the current period.

Research and Development Expenses

For the six months ended June 30, 2025 and 2024, there were no substantial research and development expenses. The lack of activity was primarily attributable to the Company’s decision to halt its vaccine programs and focus on commercialization activities, which occurred during the third quarter of 2023. This change in business strategy led to a halt in the Company’s clinical and other research activities.

Impairments

During the six months ended June 30, 2025, there was no impairment recorded related to the ENTADFI asset, as the asset had been fully impaired in the prior year. Specifically, an impairment charge of approximately $3.5 million was recognized during the same period in 2024, based on a valuation assessment conducted by an external specialist.

The Company recorded an impairment of goodwill related to the PMX acquisition during the six months ended June 30, 2025 totaling $11.5 million, as compared to an impairment of $15.5 million recognized for the same period last year in connection with the same acquisition.

Other Income (Expense)

Other income (expense) incurred during the six months ended June 30, 2025, increased by approximately $4.4 million compared to the same period in 2024. The increase was primarily driven by a $3.2 million increase in the change in fair value of the subscription agreement liability – related party, a $0.9 million gain on forgiveness of accounts payable related to the settlement of IQVIA balances, and a $0.4 million reduction in related party interest expense.

Income Tax Benefit

The Company did not record any income tax benefit or expense during the six months ended June 30, 2025. For the same period in 2024, the Company recorded an income tax benefit of approximately $0.07 million, related to foreign deferred income taxes recorded in connection with Proteomedix.

Liquidity and Capital Resources

The Company’s operating activities to date have been primarily devoted to seeking licenses, engaging in research and development activities, potential asset and business acquisitions, and expenditures associated with the now halted commercial launch of ENTADFI and the commercialization of Proclarix.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of June 30, 2025, the Company had cash of approximately $0.3 million, a working capital deficit of approximately $11.8 million and an accumulated deficit of approximately $128.1 million.

During the six months ended June 30, 2025, the Company used approximately $3.4 million in cash for operating activities. In addition, as of August 13, 2025, the Company’s cash balance was approximately $0.2 million. The Company’s current cash balance is not sufficient to fund its operations through twelve months after the date of these financials are issued. In December 2024, the Company began drawing on the Equity Financing Line of Credit (“ELOC”), which it entered into on October 2, 2024, referred herein as the ELOC Purchase Agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these consolidated financial statements. The Company’s projections are also indicative that it is currently unable to meet its contractual commitments and obligations as they come due in the ordinary course of business. The Company will require significant additional capital in the short-term to fund its continuing operations, satisfy existing and future obligations and liabilities, including the remaining payments due for the acquisition of the ENTADFI assets, and funds needed to support the Company’s working capital needs and business activities. These business activities include the development and commercialization of Proclarix, and the development and commercialization of the Company’s future product candidates.

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

We will require significant amounts of additional capital in the short-term, to continue to fund our continuing operations, satisfy existing and future obligations and liabilities, including the remaining payments due under the Veru APA and other contracts entered into in support of the Company’s commercialization plans, in addition to funds needed to support our working capital needs and business activities, including the consummation of the Ocuvex transaction, development and commercialization of Proclarix, and the development and commercialization of our future product candidates. Until we can generate a sufficient amount of revenue from sales of Proclarix if at all, we expect to finance our future cash needs through public or private equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The future sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financing may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of our business activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months Ended June 30, 2025	Six months Ended June 30, 2024
Net cash used in operating activities	$(3,409,976)	$(8,431,591)
Net cash provided by (used in) investing activities	—	(22,284)
Net cash provided by financing activities	3,614,828	4,861,667
Effect of exchange rate changes on cash	(567,837)	(31,586)
Net decrease in cash	$(362,985)	$(3,623,794)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025, was approximately $3.4 million, which primarily resulted from a net loss of approximately $10.9 million, a non-cash change in fair value of subscription liability of approximately $3.1 million, a gain on forgiveness of accounts payable of approximately $0.9 million, and net changes in our operating assets and liabilities of $0.1 million. These items were offset by several non-cash items, which primarily include impairment of goodwill of approximately $11.5 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025, was approximately $3.6 million, and resulted primarily from proceeds of approximately $6.4 million from the purchase of common stock in connection with the ELOC and $0.5 million from the issuance of notes payable. These proceeds were offset by payments on notes payable of approximately $1.5 million and a payment of approximately $1.7 million related to redemption of the Series C Preferred Stock.

Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $4.9 million, and resulted primarily from the issuance of an aggregate of $5.7 million in notes payable, consisting of a $5.0 million debenture and $0.7 million for the financing for certain director and officer liability insurance policy premiums, offset by the payment of $0.4 million in financing costs and $0.4 million in payment on one of the notes payable.

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

As of June 30, 2025, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on June 2, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025, as a result of the material weaknesses described below.

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

We have identified the following internal control deficiencies, which we believe to be material weaknesses as of June 30, 2025:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2025, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biotechnology company that was incorporated in October 2018. Our net loss was $10.9 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $128.1 million. We also generated negative operating cash flows of $3.4 million for the six months ended June 30, 2025.

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

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of June 30, 2025, the Company had cash of approximately $0.3 million, a working capital deficit of approximately $11.8 million and an accumulated deficit of approximately $128.1 million. In addition, as of August 13, 2025, the Company’s cash balance was approximately $0.2 million, and the Company has approximately $8.7 million of debt due within the next 12 months.

We estimate, as of the date of this Report, that our current cash balance is not sufficient to fund operations through the end of August 2026. We believe that we will need to raise substantial additional capital to fund our continuing operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s working capital needs and business activities, including making the remaining payments to Veru and the commercialization of Proclarix, which is still subject to further successful development and commercialization activities within certain jurisdictions.

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

Due to recent financial constraints, the Company may be unable to timely pay amounts due to Veru, from whom we purchased ENTADFI in April 2023. We may not have sufficient funds to pay amounts due to Veru in the near term, if at all, including but not limited to $10 million, $5 million of which was due on April 19, 2024 and is subject to certain forbearance terms and $5 million of which was due on June 30, 2025, and is subject to certain forbearance terms. In addition, on November 26, 2024, the Company and Veru entered into a waiver and amendment to the forbearance agreement, pursuant to which Veru agreed to waive the due date for payment of applicable Company cash receipt payments generated in October 2024 in consideration for an increase in payments to be made to Veru out of future financing and strategic transactions through June 30, 2025. In addition, On March 31, 2025, April 23, 2025, June 30, 2025 and July 31, 2025, Veru and the Company entered into waiver agreements, pursuant to which Veru agreed to waive and extend the date for payment of the Veru Notes. On August 7, 2025, Veru and the Company entered into the A&R September Veru Note, pursuant to which the principal amount owed to Veru under the September Veru Note was increased by $100,000 to an aggregate principal amount of $5.1 million, and the maturity date was amended to August 14, 2025. However, Veru may take future action against us, including filing legal proceedings against us seeking amounts due and interest accrued or attempting to terminate its relationship with us. If Veru were to take legal action against us, we may be forced to scale back our business plan and/or seek bankruptcy protection. We may be subject to litigation and damages for our failure to pay amounts due to Veru, and may be forced to pay interest and penalties, which funds we do not currently have.

In light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and is in the process of destroying its inventory of the product.

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

As of June 30, 2025, we had total current liabilities of approximately $12.7 million, including accounts payable of approximately $2.6 million, accrued expenses of approximately $0.9 million, proceeds due to shareholders of $0.4 million, and approximately $8.7 million (net of discounts) related to the notes payable. As of the same date, we had cash of only $0.3 million. In light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and is in the process of destroying its inventory of the product. We plan to seek funding to support our operations. We have also concurrently reduced our liabilities by entering into a settlement agreement, dated January 15, 2025, with IQVIA, Inc. concerning potential termination payments, whereby we recorded an adjustment of approximately ($0.9) million in accounts payable. However, the level of our current liabilities may make it more difficult for us to obtain adequate financing on favorable terms, if at all. If those to whom these payments are due were to demand immediate payment, as they are entitled to do, and we are not able to make the required payments, we would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and insolvency. Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

Risks Related to Pending Business Combination

Neither Onconetix nor Ocuvex can be sure if or when the Merger will be completed.

The consummation of the Merger is subject to the satisfaction or waiver of various conditions. Neither Onconetix nor Ocuvex can guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If Onconetix is unable to satisfy the closing conditions in Ocuvex’s favor or if other mutual closing conditions are not satisfied, Ocuvex will not be obligated to complete the Merger. Under certain circumstances, Onconetix would be required to pay Ocuvex a termination fee equal to the greater of (i) $250,000 and (ii) all costs and expenses incurred by Ocuvex in connection with the Merger Agreement and the Transactions, including, without limitation, all reasonable attorneys’ fees.

If the Merger is not completed, the Onconetix Board, in discharging its fiduciary obligations to Onconetix stockholders, will evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to Onconetix stockholders as the Merger. Any future sale or merger, financing or other transaction may be subject to further stockholder approval. Onconetix may also be unable to find, evaluate or complete other strategic alternatives, which may have a materially adverse effect on Onconetix’s business.

Onconetix’s and Ocuvex’s efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, their respective businesses, which may materially adversely affect their results of operation and businesses. Uncertainty as to whether the Merger will be completed may affect Onconetix’s and Ocuvex’s ability to retain and motivate existing employees. A substantial amount of Onconetix’s and Ocuvex’s management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from their respective day-to-day operations. Uncertainty as to Onconetix’s and Ocuvex’s future could adversely affect their relationship with customers, collaborators, suppliers, vendors, regulators and other business partners. For example, customers, vendors, collaborators and other counterparties may defer decisions concerning working with Onconetix or Ocuvex, or seek to change existing business relationships with Onconetix or Ocuvex. Changes to, or termination of, existing business relationships could adversely affect Onconetix’s results of operations and financial condition, as well as the market price of Onconetix common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Until the Merger is completed, the Merger Agreement restricts Ocuvex and Onconetix from taking specified actions without the consent of the other party, and requires them to operate in the ordinary course of business consistent with past practice. These restrictions may prevent Ocuvex and Onconetix from making appropriate changes to their respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Failure to complete the Merger may result in Onconetix paying a termination fee to Ocuvex and could significantly harm the market price of the Onconetix common stock and negatively affect Onconetix’s future business and operations.

If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, Onconetix may be required to pay Ocuvex a termination fee equal to the greater of (i) $250,000 and (ii) all costs and expenses incurred by Ocuvex in connection with the Merger Agreement and the Transactions, including, without limitation, all reasonable attorneys’ fees. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, Onconetix will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed. Further, if the Merger is not completed, it could significantly harm the market price of the Onconetix common stock.

In addition, if the Merger Agreement is terminated and Onconetix determines to seek another business combination, there can be no assurance that Onconetix will be able to find a partner and close an alternative transaction on terms that are as favorable as or more favorable to Onconetix than the terms set forth in the Merger Agreement.

The closing of the Merger is subject to approval by Onconetix stockholders and the Ocuvex stockholders. Failure to obtain these approvals would prevent the closing of the Merger.

The closing of the Merger is subject to certain approvals by the Onconetix stockholders and the Ocuvex stockholders. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger.

The Merger may be completed even though certain events occur prior to the Closing that materially and adversely affect Onconetix or Ocuvex.

The Merger Agreement provides that either Onconetix or Ocuvex can refuse to complete the Merger if (i) if there is a material breach of any of the representations or warranties of the other party set forth in the Merger Agreement or if the other party has failed to perform any covenant or agreement on the part of such party set forth in the Merger Agreement that has not been cured within 20 days or is incapable of being cured, subject to specified limitations, (ii) the failure of the Transactions to be consummated by the date that is six months after the Audit Delivery Date (as defined in the Merger Agreement), (iii) the imposition of a governmental order permanently enjoining or otherwise prohibiting the Transactions or (iv) the failure to obtain the required approval of Onconetix’s stockholders. However, certain events may occur that do not permit either party to refuse to complete the Merger, even if such events could be said to have a material adverse effect on Onconetix or Ocuvex, including, but not limited to:

●	any changes in conditions generally affecting United States or global economic, business, regulatory conditions, including changes in United States or global securities, credit, financial, debt or other capital markets;

●	general changes in national or international political conditions (including the imposition of or changes in international tariffs, sanctions, trade policies or disputes or any “trade war” and any cessation, outbreak or escalation of hostilities, any acts of war or terrorism or any other national or international calamity, crisis or emergency);

●	acts of God, natural disasters, calamities, disease outbreaks or pandemics;

●	any failure, in and of itself, by Ocuvex or any of its subsidiaries to meet any internal or published projections, forecasts, estimates or predictions in respect of revenues, earnings or other financial or operating metrics for any period;

●	the execution and delivery of the Merger Agreement, the public announcement thereof, the pendency of the Merger Agreement, the impact thereof on the relationships of Ocuvex and its subsidiaries, with customers, suppliers or partners or the consummation of the Merger;

●	any changes after the date of the Merger Agreement not announced prior to the date of the Merger Agreement in any applicable law or GAAP, including, in each case, the authoritative interpretation or enforcement thereof; or

●	any action or omission taken by Ocuvex pursuant to the prior written request of Onconetix, subject to certain exceptions set forth in the Merger Agreement.

The market price of the combined company’s common stock following the Merger may decline as a result of the Merger.

The market price of the combined company’s common stock may decline as a result of the Merger for a number of reasons, including if:

●	investors react negatively to the prospects of the combined company’s business and financial condition following the Merger;

●	the effect of the Merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; and/or

●	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

Onconetix stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with or following the Merger.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the Merger, Onconetix stockholders will have experienced substantial dilution of their ownership interests in Onconetix without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the expected strategic and financial benefits currently anticipated from the Merger.

During the pendency of the Merger, Onconetix may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect Onconetix’s business.

Covenants in the Merger Agreement impede the ability of Onconetix to enter into material transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, Onconetix may be at a disadvantage to its competitors during such period. In addition, while the Merger Agreement is in effect, Onconetix generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions that are impeded or prohibited pursuant to these covenants could be favorable to Onconetix stockholders if consummated.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The Merger Agreement contains “no-shop” restrictions on Onconetix’s ability to solicit, initiate, endorse, knowingly encourage or facilitate third party proposals relating to alternative transactions or to provide information to, or engage in discussions with, a third party in relation to an alternative transaction, subject to certain exceptions to permit the Onconetix Board to comply with its fiduciary duties. Before the Onconetix Board may change its recommendation to stockholders to adopt the Merger or terminate the Merger Agreement to accept a Parent Superior Proposal (as defined in the Merger Agreement), Onconetix must, among other things, provide Ocuvex with notice and matching rights. Upon the termination of the Merger Agreement, including in connection with a Parent Superior Proposal, Onconetix may be required to pay a termination fee.

These provisions could discourage a potential third party acquiror from considering or proposing an acquisition transaction, even if it were prepared to pay a higher price than what would be received in the Merger. These provisions might also result in a potential third party acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable.

If the Merger Agreement is terminated and Onconetix determines to seek another business combination, Onconetix may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

We expect to incur significant transaction costs in connection with the Merger.

We expect to incur a number of non-recurring costs associated with completing the Merger. These fees and costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Merger is completed. A substantial majority of our non-recurring expenses will consist of transaction costs related to the Merger and include, among others, fees paid to financial, legal, accounting and other advisors. We will continue to assess the magnitude of these costs, and we may incur additional unanticipated costs. The costs described above and any unanticipated costs and expenses, many of which will be borne by us even if the Merger is not completed, could have an adverse effect on our financial condition and operating results.

Litigation relating to the Merger could require Onconetix or Ocuvex to incur significant costs and suffer management distraction, and could delay or enjoin the Merger.

Onconetix or Ocuvex could be subject to demands or litigation related to the Merger, whether or not the Merger is consummated. Such actions may create uncertainty relating to the Merger, or delay or enjoin the Merger, and responding to such demands could divert management time and resources. In addition, such demands or litigation could lead to a dissolution or bankruptcy of Onconetix if the costs associated with such demands or litigation are significant enough.

If the Merger is not completed, the Onconetix Board may decide to pursue a dissolution and liquidation of Onconetix. In such an event, the amount of cash available for distribution to its stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Merger will be completed. If the Merger is not completed, the Onconetix Board may decide to pursue a dissolution and liquidation of Onconetix. In such an event, the amount of cash available for distribution to Onconetix stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as Onconetix continues to fund its operations. In addition, if the Onconetix Board were to approve and recommend, and Onconetix stockholders were to approve, a dissolution and liquidation of Onconetix, Onconetix would be required under Delaware corporate law to pay its outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to Onconetix stockholders. As a result of this requirement, a portion of Onconetix’s remaining cash assets may need to be reserved pending the resolution of such obligations. In addition, Onconetix may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, the Onconetix Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of Onconetix common stock could lose all or a significant portion of their investment in the event of liquidation, dissolution or winding up of Onconetix.

Following the completion of the Merger, the combined company may issue additional securities.

Following the completion of the Merger, the combined company may issue additional securities (including equity securities) to finance its activities. If the combined company were to issue additional equity securities, the ownership interest of existing Onconetix and Ocuvex stockholders may be diluted and some or all of the combined company’s financial measures on a per share basis could be reduced. Moreover, as the combined company’s intention to issue additional equity securities becomes publicly known, the combined company’s share price may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as exhibits to this Report.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated July 16, 2025, by and among the Company, Ocuvex, and Onconetix Merger Sub, Inc.	8-K	2.1	July 16, 2025
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	February 24, 2022
3.2	Certificate of Amendment, dated April 24, 2023	8-K	3.1	April 24, 2023
3.3	Certificate of Amendment, dated December 21, 2023	8-K	3.1	December 21, 2023
3.4	Certificate of Amendment, dated September 24, 2024	8-K	3.1	September 24, 2024
3.5	Certificate of Amendment, dated June 11, 2025	8-K	3.1	June 11, 2025
3.6	Certificate of Designations authorizing the issuance of the Series C Preferred Stock	8-K	3.1	October 3, 2024
3.7	Certificate of Correction to Certificate of Designations authorizing the issuance of the Series C Preferred Stock	10-Q	3.7	June 12, 2025
3.8	Fourth Amended and Restated Bylaws of the Company	8-K	3.2	December 21, 2023
4.1	Form of Inducement PIO	8-K	4.1	July 11, 2024
4.2	Form of Warrant	8-K	4.1	October 3, 2024
10.1	Note, dated February 12, 2025	8-K	10.1	February 18, 2025
10.2	Note, dated May 16, 2025	8-K	10.1	May 22, 2025
10.3	Note, dated June 5, 2025	8-K	10.1	June 11. 2025
10.4	Form of Lock-Up Agreement, dated July 16, 2025, by and among the Company and the holders thereto	8-K	10.1	July 16, 2025
10.5	Form of Company Support Agreement, dated July 16, 2025, by and among the Company, Ocuvex and certain Ocuvex stockholders	8-K	10.2	July 16, 2025
10.6	Form of Conversion Price Reduction Consent	8-K	10.3	July 16, 2025
10.7	Promissory Note, dated August 6, 2025, by and between Keystone Capital Partners, LLC and the Company	8-K	10.1	August 12, 2025
10.8	Amended and Restated Promissory Note, dated August 7, 2025, by and between Veru, Inc. and the Company	8-K	10.2	August 12, 2025
31*	Certification of the Principal Financial Officer and Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onconetix, Inc.

Date: August 13, 2025	/s/ Karina M. Fedasz
Karina M. Fedasz
Interim Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, and principal financial and accounting officer)