Form 10-Q
period 2025-09-30
Onconetix, Inc.
filed 2025-11-13
CIK 1782107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had 1,560,668 shares of common stock, $0.00001 par value per share, outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCONETIX, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2025	2024

ASSETS
Current assets
Cash	$836,556	$646,500
Accounts receivable, net	2,552	25,717
Inventories	151,556	64,079
Prepaid expenses and other current assets	311,362	213,971
Total current assets	1,302,026	950,267

Property and equipment, net	40,388	62,896
Deferred offering costs	150,000	—
Operating right of use asset	6,155	119,427
Goodwill	18,180,299	27,048,973
Total assets	$19,678,868	$28,181,563

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,804,163	$3,787,564
Accrued expenses	476,289	888,988
Notes payable, net of debt discount of $0 and $4,966 at September 30, 2025 and December 31, 2024, respectively	160,267	9,328,061
Operating lease liability, current	6,155	119,427
Subscription agreement liability – Related Party	—	4,123,000
Contingent warrant liabilities	53,149	43,089
Warrant liabilities	12,815,000	—
Derivative liabilities	988,000	—
Total current liabilities	16,303,023	18,290,129

Pension benefit obligation	-	280,879
Total liabilities	16,303,023	18,571,008

Commitments and Contingencies

Series C Redeemable Preferred Stock, $0.00001 par value, 10,000 shares authorized, 7 and 3,499 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,724	1,067,928

Stockholders’ equity
Common stock, $0.00001 par value, 250,000,000 shares authorized at September 30, 2025 and December 31, 2024; 1,560,820 and 138,422 the shares issued at September 30, 2025 and December 31, 2024, respectively; 1,560,668 and 138,270 shares outstanding at September 30, 2025 and December 31, 2024, respectively	15	1
Series D Preferred Stock, $0.00001 par value, 32,000 and 0 shares authorized at September 30, 2025 and December 31, 2024, respectively; 16,325 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	141,431,240	127,825,743
Treasury stock, at cost; 152 shares of common stock at September 30, 2025 and December 31, 2024	(625,791)	(625,791)
Due from shareholders	—	(250,308)
Accumulated deficit	(136,884,245)	(115,683,621)
Accumulated other comprehensive loss	(547,098)	(2,723,397)
Total stockholders’ equity	3,374,121	8,542,627
Total liabilities, convertible preferred stock, and stockholders’ equity	$19,678,868	$28,181,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue	$303,651	$406,859	$511,775	$1,812,140
Cost of revenue	34,757	301,445	126,546	1,417,010
Gross profit	268,894	105,414	385,229	395,130

Operating expenses
Selling, general and administrative	2,341,347	2,641,916	5,539,144	8,599,642
Research and development	(3,211)	109,365	(90,426)	154,649
Impairment of ENTADFI assets	—	—	—	3,530,716
Impairment of goodwill	—	—	11,512,000	15,453,000
Total operating expenses	2,338,136	2,751,281	16,960,718	27,738,007
Loss from operations	(2,069,242)	(2,645,867)	(16,575,489)	(27,342,877)

Other (expense) income
Loss on extinguishment of note payable	(5,384,719)	—	(5,384,719)	—
Loss on issuance of preferred stock and warrants	(2,543,329)	—	(2,543,329)	—
Loss on extinguishment of preferred stock	(196,244)	—	(196,244)	—
Interest expense - related party	—	(153,302)	—	(534,245)
Interest expense	(300,069)	(231,656)	(746,758)	(625,084)
Change in fair value of subscription agreement liability	—	(928,400)	3,127,962	(950,000)
Change in fair value of contingent warrant liabilities	(36)	30,448	(10,060)	30,448
Change in fair value of warrant liabilities	1,934,000	—	1,934,000	—
Change in fair value of derivative liabilities	(216,000)	—	(216,000)	—
Gain on forgiveness of accounts payable	—	—	944,694	—
Other income (loss)	(8,063)	44,988	(36,086)	41,894
Total other expense	(6,714,460)	(1,237,922)	(3,126,540)	(2,036,987)
Loss before income taxes	(8,783,702)	(3,883,789)	(19,702,029)	(29,379,864)
Income tax benefit	—	56,384	—	127,183
Net loss	$(8,783,702)	$(3,827,405)	$(19,702,029)	$(29,252,681)
Deemed dividend Series C preferred stock	—	—	(1,498,595)	—
Net loss applicable to common stockholders	(8,783,702)	(3,827,405)	(21,200,624)	(29,252,681)

Net loss per share, basic and diluted	$(6.25)	$(249.08)	$(29.14)	$(3,082.12)

Weighted average number of common shares outstanding, basic and diluted	1,405,469	15,366	727,431	9,491

Other comprehensive income (loss)
Net loss	$(8,783,702)	$(3,827,405)	$(19,702,029)	$(29,252,681)
Foreign currency translation	(502,651)	3,488,514	1,520,861	(1,392,630)
Change in pension benefit obligation	340,899	(97,005)	655,438	24,267
Total comprehensive loss	$(8,945,454)	$(435,896)	$(17,525,730)	$(30,621,044)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and

Stockholders’ Equity (Deficit)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Due from	Total Onconetix Equity	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Shareholders	(Deficit)	Interest	(Deficit)
Balance at December 31, 2023	3,000	$—	6,703	$—	$49,429,037	(152)	$(625,791)	$(56,786,194)	$2,380,920	—	$(5,602,028)	$7,006,504	$1,404,476
Stock-based compensation	—	—	—	—	23,865	—	—	—	—	—	23,865	28,785	52,650
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(4,991,144)	—	(4,991,144)	—	(4,991,144)
Change in pension benefit obligation	—	—	—	—	—	—	—	—	154,678	—	154,678	—	154,678
Net loss	—	—	—	—	—	—	—	(11,118,572)	—	—	(11,118,572)	—	(11,118,572)
Balance at March 31, 2024	3,000	$—	6,703	$—	$49,452,902	(152)	$(625,791)	$(67,904,766)	$(2,455,546)	—	$(21,533,201)	$7,035,289	$(14,497,912)
Restricted stock forfeitures	—	—	(3)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	4	—	163	—	—	—	—	—	163	—	163
Stock-based compensation	—	—	—	—	(47,478)	—	—	—	—	—	(47,478)	46,703	(775)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	110,000	—	110,000	—	110,000
Change in pension benefit obligation	—	—	—	—	—	—	—	—	(33,406)	—	(33,406)	—	(33,406)
Net loss	—	—	—	—	—	—	—	(14,306,704)	—	—	(14,306,704)	—	(14,306,704)
Balance at June 30, 2024	3,000	$—	6,704	$—	$49,405,587	(152)	$(625,791)	$(82,211,470)	$(2,378,952)	—	$(35,810,626)	$7,081,992	$(28,728,634)
Issuance of common stock and warrants from exercise of preferred investment options	—	—	2,193	—	765,029	—	—	—	—	—	765,029	—	765,029
Grant and immediate exercise of warrants	—	—	1,812	—	6,155	—	—	—	—	—	6,155	—	6,155
Issuance of shares in connection with subscription liability	—	—	6,040	—	5,134,247	—	—	—	—	—	5,134,247	—	5,134,247
Conversion of Series A shares to common stock upon reverse split	(3,000)	—	1,679	—	—	—	—	—	—	—	—	—	—
Conversion of Series B shares to common stock upon reverse split	—	—	79,315	1	64,236,084	—	—	—	—	—	64,236,085	—	64,236,085
Stock-based compensation expense	—	—	—	—	16,849	—	—	—	—	—	16,849	28,785	45,634
Issuance of restricted common stock	—	—	195	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,488,514	—	3,488,514	—	3,488,514
Change in pension benefit obligation	—	—	—	—	—	—	—	—	(97,005)	—	(97,005)	—	(97,005)
Net loss	—	—	—	—	—	—	—	(3,827,405)	—	—	(3,827,405)	—	(3,827,405)
Balance at September 30, 2024	—	$—	97,938	$1	$119,563,951	(152)	$(625,791)	$(86,038,875)	$1,012,557	—	$33,911,843	$7,110,777	$41,022,620

ONCONETIX, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and

Stockholders’ Equity (Deficit)
(Unaudited)

	Series D Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Due from	Total Onconetix	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Shareholders	Equity	Interest	(Deficit)
Balance at December 31, 2024	—	$—	138,422	$1	$127,825,743	(152)	$(625,791)	$(115,683,621)	$(2,723,397)	(250,308)	$8,542,627	$—	$8,542,627
Issuance of common stock in connection with the ELOC	—	—	294,194	3	4,776,306	—	—	—	—	250,308	5,026,617	—	5,026,617
Stock-based compensation expense	—	—	—	—	29,256	—	—	—	—	—	29,256	—	29,256
Redemption of Series C Preferred Stock	—	—	—	—	—	—	—	(1,170,091)	—	—	(1,170,091)	—	(1,170,091)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	141,048	—	141,048	—	141,048
Change in pension benefit obligation	—	—	—	—	—	—	—	—	(30,779)	—	(30,779)	—	(30,779)
Net loss	—	—	—	—	—	—	—	(8,545,885)	—	—	(8,545,885)	—	(8,545,885)
Balance at March 31, 2025	—	$—	432,616	$4	$132,631,305	(152)	$(625,791)	$(125,399,597)	$(2,613,128)	—	$3,992,793	$—	$3,992,793
Issuance of common stock in connection with the ELOC	—	—	335,123	4	1,365,034	—	—	—	—	—	1,365,038	—	1,365,038
Stock-based compensation expense	—	—	—	—	30,982	—	—	—	—	—	30,982	—	30,982
Cash in lieu of shares	—	—	(127)	—	(926)	—	—	—	—	—	(926)	—	(926)
Redemption of Series C Preferred Stock	—	—	—	—	—	—	—	(328,504)	—	—	(328,504)	—	(328,504)
Settlement of subscription agreement liability	—	—	241,514	2	995,036	—	—	—	—	—	995,038	—	995,038
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,882,464	—	1,882,464	—	1,882,464
Change in pension benefit obligation	—	—	—	—	—	—	—	—	345,318	—	345,318	—	345,318
Net loss	—	—	—	—	—	—	—	(2,372,442)	—	—	(2,372,442)	—	(2,372,442)
Balance at June 30, 2025	—	$—	1,009,126	$10	$135,021,431	(152)	$(625,791)	$(128,100,543)	$(385,346)	—	$5,909,761	$—	$5,909,761
Stock-based compensation expense	—	—	—	—	9,795	—	—	—	—	—	9,795	—	9,795
Issuance of restricted common stock	—	—	2,472	—	—	—	—	—	—	—	—	—	—
Issuance of Series D Preferred Stock	16,099	—	—	—	5,352,541	—	—	—	—	—	5,352,541	—	5,352,541
Conversion of Series C Preferred shares to common stock	—	—	544,409	5	801,246	—	—	—	—	—	801,251	—	801,251
Exchange of Series C Preferred Stock to Series D Preferred Stock	244	—	—	—	246,227	—	—	—	—	—	246,227	—	246,227
Conversion of Series D Preferred Stock to common stock	(18)	—	4,878	—	—	—	—	—	—	—	—	—	—
Cancellation of restricted common stock	—	—	(65)	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(502,651)	—	(502,651)	—	(502,651)
Change in pension benefit obligation	—	—	—	—	—	—	—	—	340,899	—	340,899	—	340,899
Net loss	—	—	—	—	—	—	—	(8,783,702)	—	—	(8,783,702)	—	(8,783,702)
Balance at September 30, 2025	16,325	$—	1,560,820	$15	$141,431,240	(152)	$(625,791)	$(136,884,245)	$(547,098)	—	$3,374,121	$—	$3,374,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024
Cash flows from operating activities
Net loss	$(19,702,029)	$(29,252,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill	11,512,000	15,453,000
Impairment of ENTADFI assets	—	3,530,716
Amortization of debt discounts	120,162	371,578
Amortization of debt discount - related party	—	400,000
Depreciation and amortization	11,834	612,046
Net periodic pension benefit	353,384	16,502
Stock-based compensation	70,033	98,228
Interest accrued on note payable	—	230,532
Interest accrued on note payable – related party	—	134,247
Loss on impairment of inventory of ENTADFI	—	356,637
Loss on extinguishment of notes payable	5,384,719	—
Loss on extinguishment of Series C preferred stock	196,244	—
Loss on issuance of Series D preferred stock	2,543,329	—
Change in fair value of contingent warrant liabilities	10,060	(35,730)
Change in fair value of warrant liabilities	(1,934,000)	—
Change in fair value of derivative liabilities	216,000	—
Change in fair value of subscription agreement liability – related party	(3,127,962)	950,000
Gain on forgiveness of accounts payable	(944,694)	—
Deferred tax benefit	—	(127,183)
Loss on disposal of property and equipment	17,033	—
Changes in operating assets and liabilities:
Accounts receivable	25,244	49,079
Inventories	(74,182)	(113,102)
Prepaid expenses and other current assets	370,868	70,563
Prepaid expenses, long-term	—	(7,749)
Deferred offering costs	(150,000)	—
Accounts payable	(1,047,968)	(1,242,071)
Accrued expenses	(437,882)	(1,072,781)
Net cash used in operating activities	(6,587,805)	(9,578,169)

Cash flows from investing activities
Purchases of property and equipment	—	(24,597)
Net cash Provided by (used in) investing activities	—	(24,597)

Cash flows from financing activities
Proceeds from issuance of note payable – related party	—	5,000,000
Proceeds from issuance of note payable	875,000	853,550
Payment of financing costs	—	(400,000)
Principal payments of notes payable	(6,947,360)	(942,307)
Proceeds from exercise of preferred investment options, net	—	922,749
Payment for redemption of Series C Preferred Stock	(1,713,570)	—
Proceeds from exercise of stock options	—	163
Proceeds from exercise of warrants	—	6,155
Proceeds from issuance of Series D preferred stock and warrants	9,301,200	—
Proceeds from sale of common stock	6,391,634	—
Cash in lieu of shares	(926)	—
Net cash provided by financing activities	7,905,978	5,440,310
Effect of exchange rate changes on cash	(1,128,117)	(50,384)
Net increase (decrease) in cash	190,056	(4,212,840)
Cash, beginning of period	646,500	4,554,335
Cash, end of period	$836,556	$341,495
Supplemental disclosure of cash flow information:
Cash paid for interest	$188,313	$19,658
Noncash investing and financing activities:
Incremental fair value of exchanged preferred investment options	$—	$1,874,777
Recognition of contingent warrant liabilities	$—	$157,720
Conversion of Series A Preferred Stock to common stock	$—	$1
Conversion of Series B Preferred Stock to common stock	$—	$64,236,085
Settlement of related party note payable and accrued interest through issuance of common stock	$—	$5,134,247
Operating right-of-use asset obtained in exchange of lease liability	$—	$87,864
D&O insurance premium financed	$460,875	$—
Deemed dividend owed to Series C preferred stock shareholders	$409,510	$—
Settlement of subscription agreement liability	$995,038	$—
Conversion of Series C preferred stock to common stock	$801,241	$—
Recognition of warrant liabilities	$14,749,000	$—
Recognition of derivative liabilities	$772,000	$—
Recognition of Series D preferred stock	$5,630,946	$—
Series C preferred stock exchanged for Series D preferred stock	$246,227	$—
Settlement of note payable through issuance of Series D preferred stock	$3,430,244	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

September 30, 2025

(Unaudited)

Note 1 — Organization and Basis of Presentation (cont.)

Unaudited Interim Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2025, and the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. These unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025 and its results of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ended December 31, 2025, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements included in this Report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

As of September 30, 2025, the Company had cash of approximately $0.8 million, a working capital deficit of approximately $15.0 million and an accumulated deficit of approximately $136.9 million. During the nine months ended September 30, 2025, the Company used approximately $6.6 million in cash for operating activities. In addition, as of November 10, 2025, the Company’s cash balance was approximately $6.1 million.

During the third quarter of 2025, the Company successfully closed a Series D financing, and in October 2025, it completed a Series E financing. These financings provided the Company with additional cash flow to support near-term operations. While these capital raises may enable the Company to sustain current operations and meet existing obligations, the Company continues to generate recurring net operating losses and has not yet established sustained positive cash flows to support its strategic growth initiatives, which includes the commercialization of Proclarix, and the development and commercialization of the Company’s future product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these condensed consolidated financial statements.

Management’s plans for funding the Company’s operations include generating product revenue from sales of Proclarix, which is still subject to further successful development and commercialization activities within certain jurisdictions. Management also intends to pursue additional equity or debt financing to support operations and strategic initiatives. However, there are currently no committed sources of financing, and there is no assurance that additional funding will be available on favorable terms, if at all. This uncertainty raises significant concern about the Company’s ability to sustain operations and execute its strategic initiatives. If additional capital is not secured, the Company may need to curtail clinical trials, development, and commercialization efforts, and take further measures to reduce expenses to conserve cash.

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

September 30, 2025

(Unaudited)

Note 3 — Summary of Significant Accounting Policies

During the nine months ended September 30, 2025, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Selected significant accounting policies are discussed in further detail below:

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s condensed consolidated financial statements relate to accounting for acquisitions, valuation of inventory, estimates of future cash flows used to evaluate impairment of intangible assets, assumptions related to the pension benefit obligation, assumptions and accounting related to contingent warrant liabilities, warrant liabilities, and derivative liabilities, and accounting for income taxes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. As of September 30, 2025 and December 31, 2024, the Company was operating in one segment: commercial. Management’s determination of its operating segments is consistent with the financial information regularly reviewed by the CODM for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

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

The fair value of the contingent warrant liabilities, Series D warrant liabilities, Series D derivative liabilities and the related party subscription agreement liability are valued using significant unobservable measures and other fair value inputs and are therefore classified as Level 3 financial instruments.

The fair value of financial instruments measured on a recurring basis is as follows as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liabilities	$53,149	—	—	$53,149
Series D warrant liabilities	$12,815,000	—	—	$12,815,000
Series D derivative liabilities	$988,000	—	—	$988,000
Total	$13,856,149	$—	$—	$13,856,149

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liabilities	$43,089	—	—	$43,089
Subscription agreement liability – Related Party	$4,123,000	—	—	$4,123,000
Total	$4,166,089	$—	$—	$4,166,089

During the year ended December 31, 2024, the Company recorded full impairments of the intangible assets acquired from the acquisitions of Proteomedix and ENTADFI. These non-financial assets had been valued using significant unobservable measures and other fair value inputs and were classified as Level 3 measurements.

None of the Company’s other non-financial assets or liabilities are recorded at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024. There were no transfers between levels during the periods presented.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

Other Revenue

The Company generates other revenue including license revenue through agreements that grant third parties rights to use its intellectual property and proprietary materials. In September 2025, the Company entered into a license agreement with Immunovia AB, under which it granted exclusive rights to certain intellectual property and transferred biological materials related to the PancreaSure™ test. The agreement included a non-refundable upfront payment of $300,000. Based on the terms of the agreement and the nature of the license, the Company determined that the performance obligations were satisfied upon the transfer of the licensed rights. Accordingly, the Company recognized the $300,000 as license revenue in the third quarter of 2025.

During the three months ended September 30, 2025 and 2024, the Company recognized revenue of approximately $0.3 million and $0.4 million, respectively.

During the nine months ended September 30, 2025 and 2024, the Company recognized revenue of approximately $0.5 million and $1.8 million, respectively.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

The Company’s revenue was generated from the following geographic regions during the three months ended September 30, 2025:

	European Union	Non-European Union (UK)	United States
Development services	—%	—%	—%
Other revenue	100%	—%	—%
Product sales	—%	100%	—%

	European Union	Non-European Union (UK)	United States	Total Revenue
Development services	$—	$—	$—	$—
Other revenue	296,269	—	—	296,269
Product sales	—	7,382	$—	7,382
Total	$296,269	$7,382	$—	$303,651

The Company’s revenue was generated from the following geographic regions during the nine months ended September 30, 2025:

	European Union	Non-European Union (UK)	United States
Development services	100%	—%	—%
Other revenue	100%	—%	—%
Product sales	93%	7%	—%

	European Union	Non-European Union (UK)	United States	Total Revenue
Development services	$1,630	$—	$—	$1,630
Other revenue	289,690	—	—	289,690
Product sales	204,059	16,396	—	220,455
Total	$495,379	$16,396	$—	$511,775

The Company’s revenue was generated from the following geographic regions during the three months ended September 30, 2024:

	European Union	Non-European Union (UK)	United States
Development services	100%	—%	—%
Product sales	—%	100%	—%

	European Union	Non-European Union (UK)	United States	Total Revenue
Development services	$404,285	$—	$—	$404,285
Product sales	—	2,574	—	2,574
Total	$404,285	$2,574	$—	$406,859

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

The Company’s revenue was generated from the following geographic regions during the nine months ended September 30, 2024:

	European Union	Non-European Union (UK)	United States
Development services	100%	—%	—%
Product sales	—%	16%	84%

	European Union	Non-European Union (UK)	United States	Total Revenue
Development services	$1,732,699	$—	$—	$1,732,699
Product sales	—	12,711	66,730	79,441
Total	$1,732,699	$12,711	$66,730	$1,812,140

The Company had the following customer concentrations for its revenue during the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
	Development Services	Product Sales	Other Revenue	Development Services	Product Sales	Other Revenue
Customer A	100%	—%	100%	100%	93%	100%
Customer C	—%	31%	—%	—%	2%	—%
Customer D	—%	69%	—%	—%	5%	—%

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	Development Services	Product Sales	Other Revenue	Development Services	Product Sales	Other Revenue
Customer A	100%	—%	—%	100%	—%	—%
Customer B	—%	—%	—%	—%	84%	—%
Customer C	—%	70%	—%	—%	16%	—%
Customer D	—%	30%	—%	—%	—%	—%

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

Any revenues earned but not yet billed to the customer as of the date of the condensed consolidated financial statements are recorded as contract assets and are included in prepaid expenses and other current assets in the accompanying condensed consolidated financial statements. The Company had no unbilled accounts receivable as of September 30, 2025 and December 31, 2024. Amounts recorded in contract assets are reclassified to accounts receivable in our condensed consolidated financial statements when the customer is invoiced according to the billing schedule in the contract. Accounts receivable was approximately $3,000 and $26,000 as of September 30, 2025 and December 31, 2024, respectively.

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

Note 4 — Balance Sheet Details

Inventories

Inventories, which primarily relate to Proclarix products as of September 30, 2025 and December 31, 2024, consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$103,415	$57,446
Finished goods	48,141	6,633
Total	$151,556	$64,079

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Prepaid insurance	$248,735	$101,999
Prepaid professional fees	—	7,487
VAT taxes receivable	30,197	28,756
Prepaid other	22,384	33,894
Other receivable	10,046	41,835
Total	$311,362	$213,971

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 4 — Balance Sheet Details (cont.)

Intangible Assets

Intangible assets acquired in connection with the ENTADFI and Proteomedix acquisitions were comprised of customer relationships, product rights for developed technology, and a trade name. These intangibles were fully impaired during the year ended December 31, 2024 resulting in a zero balance as of September 30, 2025 and December 31, 2024.

Amortization for three and nine months ended September 30, 2024

The finite lived intangible assets held by the Company, which included customer relationships and product rights for developed technology, were amortized over their estimated useful lives of 15 years. For the three and nine months ended September 30, 2024, amortization expense related to the Company’s finite-lived intangible assets was approximately $198,000 and $596,000, of which approximately $30,000 and $91,000 was recorded as selling, general, and administrative expenses and approximately $168,000 and $505,000 was recorded as cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024.

Impairment for three and nine months ended September 30, 2024

During the nine months ended September 30, 2024, the Company became aware of a new competitor that received approval by the FDA for a combined finasteride-tadalafil capsule, which is a direct competitor product to ENTADFI. This was determined to be a triggering event that could result in a decrease in future expected cash flows, and thus indicated the carrying amount of the ENTADFI asset group may not be fully recoverable. The Company performed an undiscounted cash flow analysis over the ENTADFI asset group and determined that the carrying value of the asset group is not recoverable. The Company then estimated the fair value of the asset group to measure the impairment loss for the period. Significant assumptions used to determine this non-recurring fair value measurement included projected sales driven by market share and product sales price estimates, associated expenses, growth rates, the discount rate used to measure the fair value of the net cash flows associated with this asset group, as well as Management’s estimates of an expected sales price for the asset group, and the probability of each potential strategic alternative taking place. The Company recorded an intangible asset impairment charge of approximately $0 and $3.5 million during the three and nine months ended September 30, 2024, respectively.

Goodwill

Goodwill consisted of the following as of September 30, 2025 and December 31, 2024:

Balance as of December 31, 2024	$27,048,973
Impairment loss	(10,918,000)
Foreign currency translation	78,536
Balance as of March 31, 2025	$16,209,509
Impairment loss	(594,000)
Foreign currency translation	2,507,787
Balance as of June 30, 2025	18,123,296
Impairment loss	—
Foreign currency translation	57,003
Balance as of September 30, 2025	$18,180,299

Impairments for three and nine months ended September 30, 2025 and 2024

During the three and nine months ended September 30, 2025 and 2024, the Company’s stock price and market capitalization declined, and the Company determined that this was an indicator of a potential impairment of its goodwill. Accordingly, as of September 30, 2025 and 2024, the Company performed quantitative analysis to identify and measure the amount of impairment losses to be recognized. The Company did not recognize any goodwill impairment losses for the three months ended September 30, 2025 and 2024. The Company recognized goodwill impairment losses of approximately $11.5 million and $15.5 million for the nine months ended September 30, 2025 and 2024, respectively.

The fair value estimate of the reporting units for the quarter ended September 30, 2025 was derived from the Company’s fully-diluted market capitalization using an indicative share price based on the 5- and 10-day trailing volume-weighted average price.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 4 — Balance Sheet Details (cont.)

Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accrued compensation	$34,080	$186,956
Accrued research and development	215,599	320,096
Accrued professional fees	202,219	161,981
Other accrued expenses	19,324	25,841
Accrued franchise taxes	—	40,000
Accrued interest	879	139,409
Accrued license fees	4,188	14,705
Total	$476,289	$888,988

Note 5 — Significant Agreements

Services Agreement

On July 21, 2023, the Company, entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with a vendor, pursuant to which the vendor was to provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with the same vendor for certain subscription services providing prescription market data access to the Company. The fees under the second statement of work totaled approximately $800,000, and the term was through July 14, 2025. On October 12, 2023, the Company terminated the Master Services Agreement and the statements of work. During 2023, the Company recognized a termination fee of approximately $1.4 million included in selling, general and administrative expense. Subsequently during 2024, the Company agreed with the vendor to pay a reduced termination fee of approximately $0.9 million and recorded net credits of $0.5 million for the difference in the termination fee related to this contract during the year ended December 31, 2024, which was included in selling, general and administrative expense for the year then ended. During the nine months ended September 30, 2025, the Company settled the remaining balance of the termination fee and recognized a $0.9 million gain on forgiveness of accounts payable in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

September 30, 2025

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

As of September 30, 2025, the sale of Licensed Products by LabCorp under the license agreement has not commenced. The Company has sold product to LabCorp for their use in internal trials of the test.

Immunovia AB

On September 17, 2025, Proteomedix entered into a license agreement with Immunovia AB, pursuant to which Immunovia obtained exclusive rights to certain intellectual property and proprietary biological materials related to the PancreaSure™ test. In exchange for these rights, Immunovia paid Proteomedix a non-refundable upfront license fee of $300,000. Based on the terms of the agreement and the nature of the license, the Company determined that the performance obligations were satisfied upon the transfer of the licensed rights. Accordingly, the Company recognized the $300,000 as license revenue in the third quarter of 2025. Additionally, the agreement provides for a second payment of $300,000 due by March 31, 2026.

Under the terms of the agreement, Immunovia is responsible for the development, manufacturing, and commercialization of the PancreaSure™ test in the United States. Proteomedix is also entitled to receive royalty payments based on net sales of the licensed product. The royalty structure includes a tiered percentage of net sales of 3%, depending on sales volume thresholds. Immunovia may deduct certain third-party costs related to the manufacture or sale of the licensed product from the royalty payments, subject to specified limits.

The license agreement includes customary termination provisions, including termination for convenience with advance notice, and termination for material breach or non-payment. The agreement does not require Proteomedix to provide ongoing services or support following the initial transfer of rights and materials.

As of September 30, 2025, the Company received the initial nonrefundable license payment of $300,000, and the sale of the Licensed Products by Immunovia under the license agreement has not commenced.

Note 6 — Notes Payable

Veru Notes Payable

As December 31, 2024, the Company had two non-interest-bearing notes payable outstanding with principal amounts of $5.0 million and initial maturity dates of April 19, 2024 (“April Veru Note”), and September 30, 2024 (“September Veru Note” and together with the April Veru Note, the “Veru Notes”), respectively. In accordance with the Veru Notes, no principal payments are due until maturity; however, the Company may voluntarily prepay the Veru Notes with no penalty. Additionally, in an Event of Default, as defined in the Veru Notes, the unpaid principal amount of the Veru Notes will accrue interest at a rate of 10.0% per annum.

The Company imputed interest on the Veru Notes using an average discount rate of 8.2% and recorded a debt discount of approximately $1.1 million at the issuance date. The debt discount is reflected as a reduction in the carrying amount of the Notes and amortized to interest expense through the respective maturity dates, using the effective interest method.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 6 — Notes Payable (cont.)

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 6 — Notes Payable (cont.)

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

On March 31, 2025, Veru and the Company entered into a waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the April Veru Note to April 14, 2025.

On April 23, 2025, Veru and the Company entered into a limited waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the April Veru Note to June 30, 2025.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Note 6 — Notes Payable (cont.)

On June 30, 2025, Veru and the Company entered into a limited waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the Veru Notes to July 31, 2025.

On July 31, 2025, Veru and the Company entered into a waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the Veru Notes to August 14, 2025.

On August 7, 2025, Veru and the Company agreed to amend and restate the September Veru Note to increase the principal amount owed to Veru by $100,000 to an aggregate principal amount of $5.1 million and extend the maturity date to August 14, 2025. All other terms of the September Veru Note remained the same.

On August 14, 2025, Veru and the Company entered into a waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the April Veru Note and the September Veru Note to August 31, 2025.

On August 28, 2025, Veru and the Company agreed to amend and restate the September Veru Note. Pursuant to the September Veru Note, the principal amount owed to Veru was increased by $100,000 to an aggregate principal amount of $5.2 million, and the maturity date was amended to September 19, 2025. All other terms of the September Veru Note remained the same.

On August 28, 2025, Veru and the Company also entered into a waiver agreement, pursuant to which Veru agreed to waive and extend the date for payment of the September Veru Note to September 19, 2025.

On September 22, 2025, approximately $8.8 million was payable to Veru under the Veru Notes and related amendments.

On September 22, 2025, the Company and Veru entered into a Settlement Agreement and Release (the “Veru Settlement Agreement”), pursuant to which Veru agreed to accept a cash payment of approximately $6.3 million (including interest accrued through receipt of the Settlement Amounts (as defined herein)), 3,125 shares of Series D Preferred Stock (as defined below) and 846,975 Series D Warrants (as defined below) from a Series D PIPE Financing (as defined below) entered between the Company and certain institutional investors on September 22, 2025 (such cash payment, shares of Series D Preferred Stock and Series D Warrants, collectively, the “Settlement Amounts”) in full satisfaction of all amounts due under the Veru Notes, as amended by all preceding amendments, forbearance agreements, and waivers, and Veru agreed that such acceptance constituted complete discharge of all obligations thereunder. The Settlement Agreement contains customary release provisions that upon timely delivery of the Settlement Amounts, Veru shall release all claims or actions against the Company. The transaction was accounted for as a debt extinguishment in accordance with ASC 405-20 and ASC 470-50. The Company derecognized the carrying amount of the Veru Notes and recognized a gain or loss on extinguishment equal to the difference between the reacquisition price—measured at the fair value of the cash and equity instruments transferred—and the net carrying value of the debt. The Company recognized a loss on extinguishment related to this transaction of $3,516,811 recorded within loss on extinguishment of notes payable in the accompanying condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025.

On September 24, 2025, Veru confirmed receipt of all Settlement Amounts in satisfaction of all outstanding amounts, and all Veru Notes and related amendments were deemed cancelled and terminated, respectively, and of no further force or effect.

During the three and nine months ended September 30, 2025, the Company recorded approximately $0.3 million and $0.8 million of interest expense, respectively, which includes accrued interest and amortization of the debt discount. The unamortized debt discount as of September 30, 2025 and December 31, 2024 was $0 and $5,000, respectively. As of September 30, 2025 and December 31, 2024, the Company has recorded accrued interest of approximately $0 million and $0.1 million, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

There are no future minimum principal payments on the Veru Notes as of September 30, 2025 as the Veru Notes are fully paid off and extinguished in accordance with the Veru Settlement Agreement.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Note 6 — Notes Payable (cont.)

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

The Company recorded approximately $0.2 million and $0.5 million of interest expense on the Debenture during the three and nine months ended September 30, 2024, respectively, which includes accrued interest and amortization of the debt discount. There was no such interest expense during the three and nine months ended September 30, 2025.

Insurance Financing

During the nine months ended September 30, 2025, the Company obtained financing for certain Director & Officer liability insurance policy premiums. The agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes and fees financed are approximately $0.5 million, with an annual interest rate of 7.25%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreement. On September 30, 2025, the Company recognized approximately $0.05 million as an insurance financing note payable, which is now $0.05 million and included in the current portion of notes payable in the accompanying condensed consolidated balance sheets. The Company will pay the insurance financing through monthly installment payments of approximately $52,768, with the last payment for the note due on November 17, 2025.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 6 — Notes Payable (cont.)

Keystone Notes Payable

During the nine months ended September 30, 2025, the Company issued six subordinated promissory notes to Keystone Capital Partners, LLC, each with an original issue discount and payable upon the earlier of (i) receipt of sufficient proceeds from the Company’s Equity Line of Credit (“ELOC”) with the Investor or (ii) a specified maturity date. All notes are subordinated to the Company’s existing debt obligations to Veru, do not initially bear interest, and are subject to a late charge of 15% per annum on any unpaid amounts past due.

●	On February 12, 2025, the Company issued a note with an aggregate principal amount of $117,647, including an original issue discount of $17,647. The note matures on November 12, 2025, unless prepaid earlier upon receipt of sufficient capital from other securities offerings (the “February Keystone Note”).

●	On May 16, 2025, the Company issued a note with an aggregate principal amount of $294,118, including an original issue discount of $44,118. The note matures on February 16, 2026, subject to the same prepayment provisions (the “May Keystone Note”).

●	On June 5, 2025, the Company issued a note with an aggregate principal amount of $147,059, including an original issue discount of $22,059. The note matures on March 5, 2026, subject to the same prepayment provisions (the “June Keystone Note”).

●	On August 6, 2025, the Company issued a note with an aggregate principal amount of $117,647, including an original issue discount of $17,647. The note matures on March 6, 2026, subject to the same prepayment provisions (the “August 6 Keystone Note”).

●	On August 28, 2025, the Company issued two notes with an aggregate principal amount of $58,824 each, including an original issue discount of $8,824 each. The notes mature on May 28, 2026, subject to the same prepayment provisions (the “August 28 Keystone Notes”).

On September 22, 2025, Keystone Capital Partners, LLC and the Company agreed to exchange the principal owed under the May Keystone Note, the June Keystone Note, the August 6 Keystone Note and the August 28 Keystone Notes for Series D Preferred Stock and Warrants in connection with the Series D PIPE Financing. The February Keystone Note has a balance as of September 30, 2025 of $113,725 and matures on November 12, 2025. The transaction was accounted for as a debt extinguishment in accordance with ASC 405-20 and ASC 470-50. The Company derecognized the carrying amount of the Keystone Notes and recognized a gain or loss on extinguishment equal to the difference between the reacquisition price, measured at the fair value of the cash and equity instruments transferred, and the net carrying value of the debt. The Company recognized a loss on extinguishment related to this transaction of $1,867,908 recorded within loss on extinguishment of notes payable in the accompanying condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, the Company recorded approximately $0.1 million and $0.1 million of amortization of the debt discount. The unamortized debt discount as of September 30, 2025 and December 31, 2024 was $4,000 and $5,000, respectively.

Note 7 — Subscription Agreement

On December 18, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the PMX Investor, who became a stockholder of Onconetix at the closing of the PMX Transaction (see Note 11), for the sale of 5,882 units, each comprised of 1 share of common stock and 0.30 pre-funded warrants (the “Units”) at $850 per Unit. The Subscription Agreement includes a make-whole provision (the “Make-Whole Provision”) which requires the issuance of additional shares of common stock in the event that the 270-day volume weighted average price after the closing of the Subscription Agreement, is below $850, and the PMX Investor still holds the common shares acquired upon closing of the Subscription Agreement 270 days after such closing. The Subscription Agreement would only close upon obtaining stockholder approval for certain transactions involving the Company’s Series B Preferred Stock. The Subscription Agreement was amended on January 23, 2024 to include a provision for interest on the $5 million debenture, accruing at a rate of 4%, to be included in the calculation of the units to be issued upon the conversion. Stockholder approval was obtained on September 5, 2024, and as a result, the conversion and the issuance of 5,882 units, attributable to the Subscription Agreement, and 158 units, attributable to additional accrued interest under the debenture to the PMX Investor took place on September 24, 2024.

On June 24, 2025, the 270-day volume weighted average price after the closing of the Subscription Agreement was below $850. In accordance with the Make-Whole Provision under the Subscription Agreement, the Company issued 241,514 shares of common stock (the “Make-Whole Shares”) to Altos Venture AG, following the determination that the 270-day volume weighted average price (“Issuer VWAP”) was below the $850 threshold. The Company recorded common stock of $2 and additional paid in capital of $995,036 related to the issuance of the 241,514 shares in the accompanying condensed consolidated balance sheet as of September 30, 2025.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

 Note 7 — Subscription Agreement (cont.)

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

During the nine months ended September 30, 2025, the subscription agreement liability - related party expired and was settled resulting in the recognition of $2 in common stock and $995,036 in additional paid in capital as of September 30, 2025.

The following table summarizes the activity for the related party subscription agreement liability, using unobservable Level 3 inputs, for the three and nine months ended September 30, 2025:

Subscription Agreement Liability
Balance at December 31, 2024	$4,123,000
Change in fair value	(3,319,000)
Balance at March 31, 2025	$804,000
Change in fair value	191,038
Settlement	(995,038)
Balance at June 30, 2025	—
Change in fair value	—
Balance at September 30, 2025	$—

As of September 30, 2025 and December 31, 2024, the fair value of the related party subscription agreement liability was approximately $0 and $4,123,000, respectively. For the three and nine months ended September 30, 2025, the Company recognized a change in fair value of the related party subscription agreement liability of approximately $0 and $3,128,000, respectively.

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

Note 8 — Warrant and derivative liabilities

Contingent warrant liabilities

The following table summarizes the activity for the contingent warrant liabilities, using unobservable Level 3 inputs, for the three and nine months ended September 30, 2025:

Contingent Warrant Liability
Balance at December 31, 2024	$43,089
Change in fair value	9,795
Balance at March 31, 2025	$52,884
Change in fair value	229
Balance at June 30, 2025	53,113
Change in fair value	36
Balance at September 30, 2025	$53,149

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 8 — Warrant and derivative liabilities (cont.)

Series D derivative liabilities and warrant liabilities

On September 22, 2025, the Company completed a private placement transaction with institutional investors, resulting in the issuance of Series D convertible preferred stock and accompanying warrants to purchase shares of common stock. In connection with this transaction, the Company recorded warrant liabilities related to the Series D Warrants and derivative liabilities associated with certain embedded features in the Series D Preferred Stock. These instruments were classified as liabilities and measured at fair value in accordance with ASC 815 due to their settlement provisions and other contractual terms. Refer to Note 9 for further detail on the private placement transaction.

The Company measured its bifurcated embedded derivative liabilities and warrant liabilities as of September 30, 2025 and September 22, 2025, at fair value on a recurring basis using level 3 inputs. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. The derivative liabilities and warrant liabilities were both measured using Monte Carlo valuation models. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates.

The table below shows the inputs used to determine the fair value of the derivative liabilities:

	As of
	September 30,	September 22,
	2025	2025

Expected term (years)	2.98	3.0
Expected volatility	150.00%	150.00%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.58%	3.56%

The table below shows the inputs used to determine the fair value of the warrant liabilities:

	As of
	September 30,	September 22,
	2025	2025
Expected term (years)	2.98	3.0
Expected volatility	150.00%	150.00%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.58%	3.56%

The following table presents information about the Company’s derivative liabilities and warrant liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and September 22, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Valuation Level	September 30, 2025	September 22, 2025

Warrant liabilities	Level 3	$12,815,000	$14,749,000
Derivative liabilities	Level 3	988,000	772,000
		$13,803,000	$15,521,000

The following table sets forth a summary of the change in the fair value of the derivative liabilities and warrant liabilities that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2025:

	Derivative Liabilities	Warrant Liabilities
Balance, as of December 31, 2024	-	-
Fair value recognized upon issuance	$772,000	$14,749,000
Change in fair value	216,000	(1,934,000)
Balance, as of September 30, 2025	$988,000	$12,815,000

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity

Authorized Capital

As of September 30, 2025 and December 31, 2024, the Company is authorized to issue 250,000,000 shares and 10,000,000 shares of common stock and preferred stock, respectively, with a par value of $0.00001 for both common stock and preferred stock.

At September 30, 2025 and December 31, 2024, the Company had designated 1,150,000 shares, 10,000 shares, 2,700,000 shares, and 10,000 shares of Series Seed Preferred Stock, Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively. At September 30, 2025, the Company had designated 32,000 shares of Series D Preferred Stock.

Preferred Stock

Series Seed Convertible Preferred Stock

The Company has 1,150,000 shares of preferred stock designated as Series Seed Preferred Stock (“Series Seed”) and there are no shares of Series Seed outstanding as of September 30, 2025 and December 31, 2024.

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

On September 24, 2024, Veru converted all 3,000 shares of Series A Convertible Preferred Stock into 1,679 shares of the Company’s common stock per the stated conversion ratio. There were 0 shares of Series A Convertible Stock outstanding as of September 30, 2025 and December 31, 2024.

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

Series C Convertible Preferred Sock

On October 1, 2024, the Board of Directors authorized the Company to create a series of 10,000 shares of preferred stock designated as “Series C Convertible Preferred Stock”, with a par value of $0.00001, pursuant to the certificate of designations. At any time after the initial issuance date of Series C Convertible Preferred Stock (“Series C Preferred Stock”), each Preferred Share shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock. The holders of Series C Preferred Stock are entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. In addition, from and after the occurrence and during the continuance of any Triggering Event, dividends (“Default Dividends”) will accrue on the Stated Value of each Preferred Share at a rate of fifteen percent (15.0%) (the “Default Rate”) per annum. Each holder is entitled to convert any portion of the outstanding Series C Preferred Stock held by such holder into validly issued, fully paid and non-assessable Conversion shares at the Conversion Rate, which can be determined by dividing (x) the Conversion Amount of such Preferred Share by (y) the Conversion Price, $4.5056, subject to adjustment as provided in the Certificate of Designations.

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

At any time, the Company has the right to redeem in cash all or part of the Series C Preferred Shares then outstanding at a price (the “Company Optional Redemption Price”) equal to 125% of the greater of (i) the Conversion Amount being redeemed and (ii) the product of (1) the Conversion Rate with respect to the Conversion Amount being redeemed multiplied by (2) the greatest closing sale price of the Company’s Common Stock on any Trading Day during the period commencing on the date immediately preceding the date the Company notifies the holders of its elections to redeem and the date the Company makes the entire payment required. Upon the occurrence of a Bankruptcy Triggering Event, the Company will immediately redeem, in cash, each of the Preferred Shares then outstanding at a redemption price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) 125% and (ii) the product of (X) the Conversion Rate with respect to the Conversion Amount in effect immediately following the date of initial public announcement of such Bankruptcy Triggering Event multiplied by (y) the product of (1) 125% multiplied by (2) the greatest closing sale price of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Bankruptcy Triggering Event and ending on the date the Company pays the entire payment required. The holders of the Series C Preferred Stock are entitled to be paid a cash amount equal to 30% of the gross proceeds in the event of any sale of common stock under the ELOC (as defined below) in accordance with the terms stated below within the ELOC securities purchase agreement.

In no event may any Series C Preferred Shares be converted (or Series C Warrants be exercised) and shares of Common Stock be issued to any holder if after giving effect to the issuance of shares of Common Stock upon such conversion of the Series C Preferred Shares (or exercise of the Series C Warrants), the holder (together with its affiliates, if any) would beneficially own more than 4.99% of the outstanding shares of Common Stock, which we refer to herein as the “Series C PIPE Blocker”. The Series C PIPE Blocker may be raised or lowered to any percentage not in excess of 9.99% at the option of the applicable holder of the Series C Preferred Shares (or Series C Warrants), except that any raise will only be effective upon 61-days’ prior notice to the Company.

On July 16, 2025, the Company exercised its voluntary Series C Preferred Stock adjustment right to lower the conversion price of the Series C Preferred Stock To $3.50, and holders of 1,920 shares of Series C Preferred Stock agreed to convert their shares into shares of Common Stock. During the three and nine months ended September 30, 2025, 0 and 1,369 shares of Series C Preferred Stock was redeemed for an aggregate amount of $0 and $1.71 million, respectively, and 1,920 Series C Preferred Stock converted into common stock and 203 shares of Series C Preferred Stock were exchanged into 244 shares of Series D Preferred Stock (as defined below). As of September 30, 2025, 7 shares of Series C Preferred Stock remain outstanding, with a carrying value of $1.7 thousand, as reflected in the accompanying condensed consolidated balance sheet.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

Series D Preferred Stock

On September 22, 2025, the Company entered into a securities purchase agreement (the “Series D Securities Purchase Agreement” and the financing contemplated therein, the “Series D PIPE Financing”) with eleven institutional investors, and sold or exchanged debt, to such investors (collectively, the “Series D PIPE Investors”) an aggregate of 16,099 shares of Series D convertible preferred stock, par value $0.00001 per share (“Series D Preferred Stock”), which includes an issuance of 500 shares of Series D Preferred Stock to the lead investor in consideration for the Series D PIPE Investors’ irrevocable commitment to purchase shares of the Series D Preferred Stock, and warrants (the “Series D Warrants”) to purchase 4,362,827 shares of Common Stock, (the Series D Preferred Stock together with the Series D Warrants, the “Series D PIPE Securities”), for an aggregate purchase price of approximately $12.9 million and net cash proceeds of $9.3 million. The exercise price of the Series D Warrants is $3.6896, and the Series D Warrants are exercisable beginning on the issuance date and expire on the third anniversary of the issuance date.

Concurrently with entering into the Securities Purchase Agreement, the Company also entered into a registration rights agreement with the Series D PIPE Investors, pursuant to which it has agreed to provide the Series D PIPE Investors with certain registration rights related to the shares of Common Stock underlying the shares of Series D Preferred Stock and Series D Warrants.

The extinguishment was achieved through a combination of cash payment and the issuance of Series D Preferred Stock and Series D Warrants. The transaction was accounted for as a debt extinguishment in accordance with ASC 405-20 and ASC 470-50. The Company derecognized the carrying amounts of the notes payable and recognized a gain or loss on extinguishment equal to the difference between the reacquisition price, measured at the fair value of the cash and equity instruments transferred, and the net carrying value of the debt. The Company recognized a loss on extinguishment related to this transaction of $5,384,719 recorded within loss on extinguishment of notes payable in the accompanying condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025.

The Series D Preferred Stock was determined to be more akin to an equity-like host than a debt-like host and was classified as permanent equity as it was not redeemable in any manner that would require classification outside of permanent equity pursuant to ASC 480-10-S99. The Series D Preferred Stock was recorded on the accompanying consolidated balance sheet at its par value.

The Series D Warrants and certain embedded share-settled redemption features of the Series D Preferred Stock issued were determined to be liability-classified instruments pursuant to ASC 480 and ASC 815. The embedded features of the Series D Preferred Stock were bifurcated and accounted for separately as derivative liabilities. The Company measured both the warrant liabilities and bifurcated derivative liabilities at fair value on a recurring basis using Level 3 inputs as of September 22, 2025 (the issuance date) and September 30, 2025. The fair value of the derivative liabilities was $772,000 and $988,000 as of September 22 and September 30, 2025, respectively. The fair value of the warrant liabilities was $14,749,000 and $12,815,000 as of those same dates. See Note 8 for further information regarding the valuation methodology and assumptions used in determining the fair value of the warrant and derivative liabilities.

In connection with the Series D PIPE Financing, the Company incurred direct and incremental expenses of $775,000, comprised of legal fees and success fees, were expensed immediately. In addition to these issuance costs, the Company recognized a significant loss on issuance due to the fair value allocation requirements under US GAAP. Specifically, because the Series D Warrants and certain embedded features of the Series D Preferred Stock were determined to be liability-classified instruments pursuant to ASC 480 and ASC 815, they were initially measured at fair value upon issuance. The aggregate fair value of the Warrants $14,749,000 and the bifurcated derivative liabilities related to the Preferred Stock $772,000, as determined by a third-party valuation specialist using a Monte Carlo simulation, exceeded the total gross proceeds received in the Series D PIPE Financing of $12,977,671. As required by the guidance in ASC 470-20-25-2, when the fair value of financial liabilities required to be measured at fair value exceeds the net proceeds received, the excess is recognized as a loss in earnings at issuance. Accordingly, the Company recognized a loss on issuance of $2,543,329, representing the excess of the fair value of the liability-classified instruments over the proceeds allocated to the transaction.

The Series D Preferred Stock has no voting rights. The Series D Preferred Stock are convertible into common stock at the election of the holders of the Series D Preferred Stock at any time at an initial conversion price of $3.6896 per share. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions), anti-dilution provisions, and a floor price of $0.74.

The Series D Preferred Stock is not redeemable by the holder except in the event of 1) a liquidation, dissolution, or winding up, or 2) the Series D Preferred Stock is redeemable for common stock of the Company upon the occurrence of a change in control. Holders of the Series D Preferred Stock shall be entitled to receive dividends as authorized and declared by the Company’s Board of Directors, payable in cash, securities, or in other assets as determined by the Company’s Board of Directors.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

In the event of the Company’s liquidation, dissolution, or winding up, holders of the Series D Preferred Stock will be entitled to receive out of the assets, whether capital or surplus, an amount equal to the stated value of the Series D Preferred Stock, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owed before any distribution or payment shall be made to the holders of any junior securities.

During the three and nine months ended September 30, 2025, the Company issued 16,343 in connection with the Series D financing, converting approximately 18 Series D Preferred Stock into common shares. As of September 30, 2025, 16,325 shares of Series D Preferred Stock remain outstanding.

October 2024 Securities Purchase Agreement and ELOC

On October 2, 2024, the Company entered into a Securities Purchase Agreement (the “Series C Securities Purchase Agreement”) with six institutional and accredited investors. The Company sold an aggregate of i) 3,499 Series C Preferred Stock, par value $0.00001 per, and (ii) a warrants to purchase 6,963 shares of common stock (the “Series C PIPE Warrants”), for aggregate cash proceeds of $2,000,000. The Series C Warrants have an exercise price of $372.30 per share, subject to adjustment therein, and expire on the third anniversary of the initial exercisability date. The warrants issued with the Series C Redeemable Preferred Stock are accounted for as liabilities in accordance with ASC 815.

Concurrently, on October 2, 2024, the Company entered into a Common Stock Equity Line of Credit Purchase Agreement (the “ELOC Purchase Agreement” and the equity line of credit, the “ELOC”) with an institutional investor, whereby the Company may sell up to $25,000,000 of the Company’s new issued Common Stock. Pursuant to the ELOC Purchase Agreement, the investor shall purchase from the Company up to the lesser of (i) $25.0 million in shares of our Common Stock and (ii) 19,512 shares, representing 19.99% of the total number of shares of Common Stock outstanding immediately prior to the execution of the ELOC Purchase Agreement. Pursuant to the ELOC Purchase Agreement, 30% of the gross proceeds to the Company from any sale of common stock thereunder must be applied towards the redemption of the Series C Redeemable Preferred Stock.

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

During the three and nine months ended September 30, 2025, the Company received proceeds of $0 and $6,391,655 under the ELOC and recorded a deemed divided in the amount of $0 and $1,498,595 in the condensed consolidated statements of operations.

Common Stock

As of September 30, 2025 and December 31, 2024 there were 1,560,820 and 138,422 shares of common stock issued, respectively, and 1,560,668 and 138,270 shares of common stock outstanding, respectively.

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

There were no repurchases of common stock during the three and nine months ended September 30, 2025 and 2024.

On November 13, 2024, the Board terminated the Repurchase Program.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

Deferred offering costs associated with the ATM Agreement are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the ATM Agreement. Any remaining deferred costs will be expensed to the statements of operations should the planned offering be abandoned.

As of December 31, 2024 and September 30, 2025, no shares have been sold under the ATM Offering, and the Company wrote off approximately $0.3 million of deferred offering costs in its consolidated balance sheets as of December 31, 2024.

Warrants

The following summarizes the Company’s outstanding warrants, excluding contingent warrants issuable upon exercise of the outstanding warrants as of September 30, 2025:

	Number of Shares	WA Average Exercise Price	WA Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	13,818	$568.38	2.92
Granted	4,362,834	3.69	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding as of September 30, 2025	4,376,652	5.48	2.98
Warrants vested and exercisable as of September 30, 2025	4,376,652	$5.48	2.98

As of September 30, 2025, the Company had outstanding warrants, which are exercisable into 4,376,652 shares of common stock. The shares of common stock underlying the warrants outstanding had an exercise price of $5.48 per share.

Series D Warrant Liabilities

On September 22, 2025, the Company issued warrants to purchase 4,362,827 shares of common stock in connection with its Series D Preferred Stock PIPE financing. The warrants have an initial exercise price of $3.6896 per share, subject to adjustment for stock splits, dividends, dilutive issuances, and certain variable price securities. The warrants are exercisable for three years from the issuance date and may be exercised for cash or, under certain conditions, on a cashless basis. The warrants contain contingent redemption features, including a put right upon the occurrence of a fundamental transaction (such as a change of control), which may require the Company to repurchase the warrants for cash at their Black-Scholes value. As such, in accordance with ASC 480, the warrants are classified as liabilities and are initially measured at fair value, with subsequent changes in fair value recognized in earnings each reporting period. The fair value of the warrants at issuance was determined using a Monte Carlo simulation model, which was selected due to the complex terms of the warrants, including path-dependent reset provisions and contingent settlement outcomes. Key inputs to the valuation included expected term, volatility, risk-free interest rate, and dividend yield. The Company engaged a third-party valuation specialist to assist in the estimation of fair value.

As of September 30, 2025, the fair value of Series D warrant labilities approximately totaling $12,815,000 included as warrant liabilities in the accompanying condensed consolidated balance sheets.

The maximum number of warrants issuable upon settlement of the warrants was 4,362,827 for the Series D Warrants as of September 30, 2025. Refer to Note 8 for further information of the valuation inputs to the Series D warrants.

Contingent Warrant Liabilities

As of September 30, 2025, the fair value of contingent warrant labilities includes the Series C Warrants of $32,892 and those issuable upon exercise of the Inducement PIOs of approximately $20,257 totaling $53,149 included as contingent warrant liabilities in the accompanying condensed consolidated balance sheets.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

As of December 31, 2024, the fair value of contingent warrant labilities includes the Series C Warrants of $32,982 and those issuable upon exercise of the Inducement PIOs of approximately $10,200 totaling $43,089 included as contingent warrant liabilities in the accompanying condensed consolidated balance sheets.

The maximum number of warrants issuable upon settlement of the contingent warrants was 461 for the Inducement PIOs contingent warrants and 6,963 for the Series C Warrants as of September 30, 2025 and December 31, 2024.

Onconetix Equity Incentive Plans

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was adopted by its board of directors and by its stockholders on July 1, 2019. On February 23, 2022 the Company’s board of directors adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which is the successor and continuation of the Company’s 2019 Plan. Under the 2022 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other forms of awards to employees, directors, and consultants of the Company. In May 2023, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 926, and in September 2024, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 17,058. Stock-based awards granted during the three and nine months ended September 30, 2025 and 2024 were all granted under the 2022 Plan. As of September 30, 2025, there are 6,165 shares available for issuance under the 2022 Plan.

Stock Options

The following summarizes activity related to the Company’s stock options under the 2019 Plan and the 2022 Plan for the nine months ended September 30, 2025:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in years)
Outstanding as of December 31, 2024	162	$13,258.74	7.9
Granted	—	—	—
Forfeited / cancelled	(42)	(11,507.45)	—
Exercised	—	—	—
Outstanding as of September 30, 2025	120	14,089.83	7.1
Options vested and exercisable as of September 30, 2025	118	$14,310.63	7.1

There were no stock options granted during the three and nine months ended September 30, 2025 and 2024.

The aggregate fair value of stock options that vested during the three and nine months ended September 30, 2025, was approximately $17,000 and $109,000, respectively, compared to $53,000 and $220,000 for the same periods in 2024.

Restricted Stock

On May 9, 2023, the Board’s Compensation Committee approved the issuance of restricted stock, granted under the Company’s 2022 Plan, to the Company’s executive officers, employees, and certain of the Company’s consultants. The restricted shares granted totaled 143, of which 44, 22, and 44 were granted to the Company’s former CEO, former CFO, and former CBO, respectively. All of the restricted shares granted vest as follows: 50% in January 2024, 25% in August 2024, and 25% in August 2025. In addition, on May 31, 2023, the Board’s Compensation Committee approved the issuance of 7 shares of restricted stock, granted to the Company’s non-executive Board members, with full vesting on May 31, 2024. On February 14, 2024, in connection with the appointment of a non-executive Board member, the Company issued 1 share of restricted stock, which vested in full on June 14, 2024. Furthermore, on September 26, 2024, the Company issued its Board members a total of 195 restricted stock, with full vesting August 31, 2025. On February 24, 2025, in connection with the appointment of an executive Board member, the Company issued 20 shares of restricted stock with full vesting August 31, 2025. Subsequently, the Company modified the vesting date of 137 shares previously issued to the Board members to provide for full vesting August 16, 2026. On August 15, 2025, the Company issued its Board members a total of 2,492 restricted stock, with full vesting August 16, 2026.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

The following summarizes activity related to the Company’s restricted stock awards granted under the 2022 Plan for the nine months ended September 30, 2025:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2024	211	$522.75
Granted	2,492	370.44
Vested	—	—
Forfeited	(112)	11.44
Nonvested as of September 30, 2025	2,591	$15.67

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

There was no activity under the PMX Option Plan for the three and nine months ended September 30, 2025. In October 2024, 684 stock options were converted to shares with a weighted average exercise price of $294.10. As of December 31, 2024 and September 30, 2025, there were no outstanding stock options.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock, for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended September 30,
	2025	2024
Selling, general and administrative	$9,795	$45,634
Research and development	—	—
Total	$9,795	$45,634

	For the Nine Months Ended September 30,
	2025	2024
Selling, general and administrative	$70,033	$142,082
Research and development	—	(44,573)
Total	$70,033	$97,509

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 10 — Commitments and Contingencies

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

As of September 30, 2025, the remaining leases resulted in a right-of-use asset and lease liability of approximately $6,155. Lease payments for the remainder of the year ending December 31, 2025, are approximately $6,155. The impact of these leases is considered immaterial to the Company’s condensed consolidated financial statements.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. As of September 30, 2025, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims.

Termination of Ocuvex Merger Agreement

On July 16, 2025, the Company entered into an Agreement and Plan of Merger with (i) Onconetix Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company, and (ii) Ocuvex Therapeutics, Inc., a Delaware corporation (“Ocuvex”, and such agreement, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Ocuvex, with Ocuvex surviving the merger as a direct, wholly owned subsidiary of the Company (the “Merger”).

Effective September 24, 2025, pursuant to the terms of the Merger Agreement, the Company and Ocuvex entered into a Termination and Release Agreement (the “Termination Agreement”) pursuant to which they agreed to terminate the Merger Agreement and the transactions contemplated thereby. The Termination Agreement also provides for a mutual release of claims among the Company, Ocuvex and their affiliates and in consideration of the foregoing, the Company agreed to pay to Ocuvex, an amount equal to $302,343.55 (the “Termination Payment”), which represents all amounts payable by the Company to Ocuvex pursuant to the terms of the Merger Agreement.

As of September 24, 2025, Ocuvex confirmed receipt of the Termination Payment, and as a result the Merger Agreement is of no further force and effect.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 10 — Commitments and Contingencies (cont.)

Registration Rights Agreements

In connection with private placements consummated in April 2022 and August 2022, the Company entered into Registration Rights Agreements with the purchasers. Upon the occurrence of any Event (as defined in each Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the private placements. As of September 30, 2025 and December 31, 2024, and as a result of the consummation of the remaining warrants associated with the April 2022 and August 2022 private placements, the Company has no further obligations pertaining to the Registration Rights Agreements.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not been required to defend any action related to its indemnification obligations. However, during the third quarter of 2023, the Company received a claim from its former CEO and a former accounting employee requesting advancement of certain expenses. The Company recorded approximately $209,000 in related expenses during the year ended December 31, 2023, of which approximately $159,000 was paid through reduction of the outstanding related party receivable due from the former CEO. The Company recorded a related accrual of approximately $50,000, which was included in accrued expenses at December 31, 2023, and which was paid during 2024, and accordingly there is no related accrual as of September 30, 2025. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable at this time.

Note 11 — Related Party Transactions

On December 18, 2023, the Company entered into the Subscription Agreement with the PMX Investor, a 5% stockholder of the Company as of September 30, 2025 (see Note 7). During the year ended December 31, 2024, the Company issued a non-convertible debenture in the principal amount of $5.0 million to the PMX Investor, in connection with the Subscription Agreement and has settled the principal and accrued interest through the issuance of shares (see Note 6).

On February 6, 2024, the Company appointed Thomas Meier, PhD, as a member of the Company’s board of directors. Dr. Meier provides consulting services to Proteomedix, through a consulting agreement that was effective January 4, 2024. On June 17, 2025, the Company entered into a separate consulting agreement with a firm affiliated with Dr. Meier. The agreement provides for the payment of certain success fees and reimbursement of related expenses. Dr. Meier is entitled to receive 10% of success fees earned by the affiliated firm. The Company recorded approximately $19,000 and $54,000 in related expenses during the three and nine months ended September 30, 2024, respectively. No related expenses were recorded during the three or nine months ended September 30, 2025. As of September 30, 2025, and December 31, 2024, no amounts related to this agreement were included in accounts payable.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

There was no income tax provision or benefit recorded for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company recorded an income tax benefit of approximately $56,000 and $127,000, respectively. This tax benefit was related to the Company’s deferred foreign taxes resulting from the Proteomedix acquisition and yielded an effective tax rate of 13.0% for Proteomedix for the nine months ended September 30, 2024.

The Company has incurred net operating losses for all of the periods presented and has not reflected any benefit in the accompanying condensed consolidated financial statements for its U.S. net operating loss carryforwards and only a partial benefit for its Swiss net operating loss carryforwards due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against its U.S. deferred tax assets as it is not more likely than not that such assets will be realized in the near future. As of December 31, 2024, all deferred tax liabilities, related to intangibles, on the books have been reversed creating an income tax benefit. All remaining deferred tax assets and deferred tax liabilities have a full valuation allowance booked against them therefore there were no additional income tax benefits during the three and nine months ended September 30, 2025.

The Company’s policy is to recognize interest expense and penalties related to income tax as income tax expense. For the three and nine months ended September 30, 2025 and 2024, the Company has not recognized any interest or penalties related to income taxes.

Note 13 — Net Loss Per Share

Basic net loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares of common stock outstanding includes pre-funded warrants because their exercise requires only nominal consideration for delivery of shares; it does not include any potentially dilutive securities or any unvested restricted shares of common stock. Certain restricted shares, although classified as issued and outstanding at September 30, 2025, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of the Company’s restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents.

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

The following securities were excluded from the computation of diluted shares outstanding due to the losses incurred in the periods presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	As of September 30,
	2025	2024
Options to purchase shares of common stock	120	161
Warrants	4,376,652	6,864
Unvested shares of restricted stock	2,591	211
Common stock issuable upon conversion of Series C Redeemable Preferred Stock	1,553	—
Common stock issuable upon conversion of Series D Redeemable Preferred Stock	4,424,599	—
Total	8,805,515	7,236

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Note 14 — Defined Benefit Plan

Proteomedix sponsors a defined benefit pension plan (the “Swiss Plan”) covering certain eligible employees. The Swiss Plan provides retirement benefits based on years of service and compensation levels. As of September 30, 2025, the Company’s defined benefit pension plan was fully terminated and settled. As a result of this settlement, all curtailment and settlement gains have been recognized in the current period. Accordingly, the projected benefit obligation is zero, and there are no remaining assets or liabilities associated with the defined benefit plan as of the reporting date.

The following significant actuarial assumptions were used in calculating the benefit obligation and the net periodic benefit cost as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Discount rate	1.10%	1.00%
Expected long-term rate of return on plan assets	1.10%	1.00%
Rate of compensation increase	1.50%	1.50%

Changes in these assumptions may have a material impact on the plan’s obligations and costs.

The components of net periodic benefit cost for the three and nine months ended September 30, 2025 and 2024, which is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, are as follows:

	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024
Service cost	$9,703	$24,912
Interest cost	5,549	7,638
Expected return on plan assets	(2,260)	5,606
Amortization of net (gain)	(6,719)	3,686
Curtailment (gain) recognized	(146,804)	—
Settlement gains*	(284,647)	—
Total	$(425,178)	$41,842

*	Settlement gains of $284,647 were primarily attributable to a reduction in projected future benefit obligations resulting from a termination and full settlement of the plan.

	For The Nine Months Ended September 30, 2025	For The Nine Months Ended September 30, 2024
Service cost	$56,867	$73,356
Interest cost	14,992	22,489
Expected return on plan assets	(13,250)	(17,480)
Amortization of net (gain)	(21,850)	(11,491)
Curtailment (gain) recognized	(146,804)	—
Settlement gains	(795,594)	—
Total	$(905,639)	$66,874

During the three months ended September 30, 2025 and 2024, the Company made pension contributions of approximately $3,000 and $23,000, respectively.

During the nine months ended September 30, 2025 and 2024, the Company made pension contributions of approximately $45,000 and $66,000, respectively.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

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

Geographic Information

The distribution of revenue by geographical area was as follows:

	Three Months Ended September 30,
	2025	2024
United States	$—	$—
United Kingdom	7,382	1,789
Switzerland	296,269	405,070
Total	$303,651	$406,859

	Nine Months Ended September 30,
	2025	2024
United States	$—	$66,730
United Kingdom	16,396	12,711
Switzerland	495,379	1,732,699
Total	$511,775	$1,812,140

Note 16 — Subsequent Events

Series E PIPE Financing

On October 1, 2025, the Company entered into a securities purchase agreement (the “Series E Securities Purchase Agreement”) with institutional investor(s) and sold to such institutional investors(s) (collectively, the “Series E PIPE Investors”), an aggregate of 7,813 shares of Series E convertible preferred stock, par value $0.00001 per share (“Series E Preferred Stock”), which are convertible into common stock of the Company, $0.00001 par value per share and warrants (the “Series E Warrants”) to purchase 2,025,223 shares of Common Stock, for an aggregate purchase price of approximately $6.25 million, which was also equal to the net cash proceeds. The exercise price of the Series E Warrants is $3.8576, and the Series E Warrants are exercisable beginning on the issuance date and expire on the third anniversary of the issuance date.

Concurrently with entering into the Series E Securities Purchase Agreement, the Company also entered into a registration rights agreement with the Series E PIPE Investors, pursuant to which it has agreed to provide the Series E PIPE Investors with certain registration rights related to the shares of Common Stock underlying the shares of Series E Preferred Stock and Series E Warrants.

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

Termination of Business Combination Agreement:

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

Effective September 24, 2025, pursuant to Section 9.01(a) of the Merger Agreement, the Company and Ocuvex entered into a Termination and Release Agreement (the “Termination Agreement”) pursuant to which they agreed to terminate the Merger Agreement and the transactions contemplated thereby. The Termination Agreement also terminates and makes void the anciliary documents entered into in connection with the Merger Agreement. The Termination Agreement also provides for a mutual release of claims among Company and Ocuvex and their affiliates and in consideration of the foregoing, the Company agreed to pay to Ocuvex, an amount equal to $302,343.55 (the “Termination Payment”), which represents all amounts payable by the Company to Ocuvex pursuant to Section 6.02(f) of the Merger Agreement.

As of September 24, 2025, Ocuvex confirmed receipt of the Termination Payment, and as a result the Merger Agreement is of no further force and effect.

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

Series C PIPE Financing and ELOC

On October 1, 2024, the Board authorized the Company to create a series of 10,000 shares of preferred stock designated as “Series C Convertible Preferred Stock”, with a par value of $0.00001, pursuant to the certificate of designations. At any time after the initial issuance date of Series C Preferred Stock, each Series C Preferred Stock shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock. The holders of Series C Preferred Stock are entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. In addition, from and after the occurrence and during the continuance of any Triggering Event, dividends (“Default Dividends”) will accrue on the Stated Value of each Series C Preferred Stock at a rate of fifteen percent (15.0%) (the “Default Rate”) per annum. Each holder is entitled to convert any portion of the outstanding Series C Preferred Stock held by such holder into validly issued, fully paid and non-assessable Conversion shares at the Conversion Rate, which can be determined by dividing (x) the Conversion Amount of such Series C Preferred Stock by (y) the Conversion Price, $4.5056, subject to adjustment as provided in the Certificate of Designations.

On October 2, 2024, the Company entered into, and sold, to six institutional investors (collectively, the “Series C PIPE Investors”), pursuant to the securities purchase agreement an aggregate of 3,499 shares of Series C Preferred Stock which includes an issuance of 840 shares of Series C Preferred Stock to the lead investor in consideration for the Series C PIPE Investors’ irrevocable commitment to purchase shares of the Series C Preferred Stock, and warrants to purchase 6,963 shares of Common Stock (“Series C Warrants”) for aggregate net cash proceeds to the Company of $1.9 million. The exercise price of the Series C Warrants is $372.30 on a post-reverse split basis, and the Series C Warrants are exercisable six months after the issuance date and expire on the third anniversary of the Initial Exercisability Date.

On October 2, 2024, the Company also entered into the ELOC Purchase Agreement with an institutional investor (the “ELOC Purchaser”), whereby the Company may offer and sell, from time to time at its sole discretion, and whereby the ELOC Purchaser has committed to purchase, up to $25.0 million of the Company’s newly issued Common Stock, subject to the limitations described herein. Concurrently with entering into the ELOC Purchase Agreement, the Company also entered into a registration rights agreement with the ELOC Purchaser, pursuant to which it agreed to provide the ELOC Purchaser with certain registration rights related to the shares issued under the ELOC Purchase Agreement (the “ELOC Registration Rights Agreement”).

On July 16, 2025, the Company exercised its voluntary Series C Preferred Stock adjustment right to lower the conversion price of the Series C Preferred Stock to $3.50, and holders of 1,920 Series C Preferred Stock shares agreed to convert their shares into shares of common stock.

As of September 30, 2025, 7 shares of Series C Preferred Stock were outstanding, after the exchange of 203 shares of Series C Preferred Stock into 244 shares of Series D Preferred Stock (as defined below).

After the Stockholder Approval Date, if a Triggering Event occurs and is continuing at any time after the earlier of the holders’ receipt of a Triggering Event Notice and such holder becoming aware of such Triggering Event (such earlier date, the “Alternate Conversion Right Commencement Date”) and ending on the twentieth (20th) Trading Day after the later of (x) the date of such Triggering Event is cured and (y) such holder’s receipt of a Triggering Event Notice (such ending date, the “Alternate Conversion Right Expiration Date”), and each such period, an “Alternate Conversion Right Period”), such holder may, at such holder’s option, by delivery of a Conversion Notice to the Company (the date of any such Conversion Notice, each an “Alternate Conversion Date”), convert all, or any number of Series C Preferred Shares held by such holder into shares of Common Stock at the Alternate Conversion Price (each, an “Alternate Conversion”).

At any time, the Company has the right to redeem in cash all or part of the Series C Preferred Stock then outstanding at a price (the “Company Optional Redemption Price”) equal to 125% of the greater of (i) the Conversion Amount being redeemed and (ii) the product of (1) the Conversion Rate with respect to the Conversion Amount being redeemed multiplied by (2) the greatest closing sale price of the Company’s Common Stock on any Trading Day during the period commencing on the date immediately preceding the date the Company notifies the holders of its elections to redeem and the date the Company makes the entire payment required. Upon the occurrence of a Bankruptcy Triggering Event, the Company will immediately redeem, in cash, each of the Series C Preferred Stock then outstanding at a redemption price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) 125% and (ii) the product of (X) the Conversion Rate with respect to the Conversion Amount in effect immediately following the date of initial public announcement of such Bankruptcy Triggering Event multiplied by (y) the product of (1) 125% multiplied by (2) the greatest closing sale price of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Bankruptcy Triggering Event and ending on the date the Company pays the entire payment required.

In no event may any Series C Preferred Stock be converted (or Series C Warrants be exercised) and shares of Common Stock be issued to any holder if after giving effect to the issuance of shares of Common Stock upon such conversion of the Series C Preferred Stock (or exercise of the Series C Warrants), the holder (together with its affiliates, if any) would beneficially own more than 4.99% of the outstanding shares of Common Stock, which we refer to herein as the “Series C PIPE Blocker”. The Series C PIPE Blocker may be raised or lowered to any percentage not in excess of 9.99% at the option of the applicable holder of the Series C Preferred Stock (or Series C Warrants), except that any raise will only be effective upon 61-days’ prior notice to the Company.

Series D PIPE Financing

On September 22, 2025, the Company entered into a securities purchase agreement (the “Series D Securities Purchase Agreement”) with eleven institutional investors, and sold or exchanged debt, to such investors (collectively, the “Series D PIPE Investors”) an aggregate of 16,099 shares of Series D convertible preferred stock, par value $0.00001 per share (“Series D Preferred Stock”), which includes an issuance of 500 shares of Series D Preferred Stock to the lead investor in consideration for the Series D PIPE Investors’ irrevocable commitment to purchase shares of the Series D Preferred Stock, and warrants (the “Series D Warrants”) to purchase 4,362,827 shares of Common Stock, for an aggregate purchase price of approximately $12.9 million and net cash proceeds of $9.3 million. The exercise price of the Series D Warrants is $3.6896, and the Series D Warrants are exercisable beginning on the issuance date and expire on the third anniversary of the issuance date.

Concurrently with entering into the Securities Purchase Agreement, the Company also entered into a registration rights agreement with the Series D PIPE Investors, pursuant to which it has agreed to provide the Series D PIPE Investors with certain registration rights related to the shares of Common Stock underlying the shares of Series D Preferred Stock and Series D Warrants.

Veru Settlement Agreement and Release

On April 19, 2023, the Company entered into an asset purchase agreement with Veru (the “Veru APA”). Pursuant to, and subject to the terms and conditions of, the Veru APA, the Company purchased substantially all of the assets related to Veru’s ENTADFI business, in a transaction that closed in April 2023. Pursuant to the terms of the Veru APA, the Company agreed to provide Veru with initial consideration totaling $20.0 million, including (i) $4.0 million in the form of a non-interest bearing note payable due on September 30, 2023, and (iii) $10.0 million in the form of two equal (i.e. each for $5.0 million) non-interest bearing notes payable, each due on April 19, 2024 (the “April Veru Note”) and September 30, 2024 (the “September Veru Note” and together with the April Veru Note, the “Veru Notes”).

Subsequently, the Company and Veru modified and extended the payment terms under the Veru Notes on various occasions. On August 28, 2025, Veru and the Company agreed to amend and restate the September Veru Note (as amended and restated, the “Second A&R September Veru Note”). Pursuant to the Second A&R September Veru Note, the principal amount owed to Veru was increased by $100,000 to an aggregate principal amount of $5.2 million, and the maturity date was amended to September 19, 2025. All other terms of the September Veru Note remained the same. On August 28, 2025, Veru and the Company also entered into a waiver agreement (the “August 2025 Veru Waiver”) pursuant to which Veru agreed to waive and extend the date for payment of the April Veru Note to September 19, 2025.

As of September 22, 2025, approximately $8.8 million was payable to Veru under the Veru Notes and related amendments. On September 22, 2025, the Company and Veru entered into a Settlement Agreement and Release (the “Veru Settlement Agreement”), pursuant to which Veru agreed to accept a cash payment of approximately $6.3 million (including interest accrued through receipt of the Settlement Amounts (as defined herein), 3,125 shares of Series D Preferred Stock and 846,975 Series D Warrants (such cash payment, shares of Series D Preferred Stock and Series D Warrants, collectively, the “Settlement Amounts”) in full satisfaction of all amounts due under the Veru Notes, as amended by all preceding amendments, forbearance agreements, and waivers, and Veru agreed that such acceptance constituted complete discharge of all obligations thereunder. The Settlement Agreement contains customary release provisions that upon timely delivery of the Settlement Amounts, Veru shall release all claims or actions against the Company. As of September 24, 2025, Veru confirmed receipt of all Settlement Amounts in satisfaction of all outstanding amounts, and all Veru Notes and related amendments were deemed cancelled and terminated, respectively, and of no further force or effect.

As of September 24, 2025, Veru confirmed receipt of all Settlement Amounts in satisfaction of all outstanding amounts, and all Veru Notes and related amendments were deemed cancelled and terminated, respectively, and of no further force or effect. The extinguishment of the Veru Notes was accounted for as a debt extinguishment in accordance with ASC 405-20 and ASC 470-50. The Company derecognized the carrying amount of the Veru Notes and recognized a gain or loss on extinguishment equal to the difference between the reacquisition price—measured at the fair value of the cash and equity instruments transferred—and the net carrying value of the debt. The Company recognized a loss on extinguishment related to this transaction of $3,516,811 recorded within loss on extinguishment of notes payable in the accompanying condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025.

Keystone Notes Payable

During the nine months ended September 30, 2025, the Company issued six subordinated promissory notes to Keystone Capital Partners, LLC, each with an original issue discount and payable upon the earlier of (i) receipt of sufficient proceeds from the Company’s Equity Line of Credit (“ELOC”) with the Investor or (ii) a specified maturity date. All notes are subordinated to the Company’s existing debt obligations to Veru, do not initially bear interest, and are subject to a late charge of 15% per annum on any unpaid amounts past due.

●	On February 12, 2025, the Company issued a note with an aggregate principal amount of $117,647, including an original issue discount of $17,647. The note matures on November 12, 2025, unless prepaid earlier upon receipt of sufficient capital from other securities offerings (the “February Keystone Note”).

●	On May 16, 2025, the Company issued a note with an aggregate principal amount of $294,118, including an original issue discount of $44,118. The note matures on February 16, 2026, subject to the same prepayment provisions (the “May Keystone Note”).

●	On June 5, 2025, the Company issued a note with an aggregate principal amount of $147,059, including an original issue discount of $22,059. The note matures on March 5, 2026, subject to the same prepayment provisions (the “June Keystone Note”).

●	On August 6, 2025, the Company issued a note with an aggregate principal amount of $117,647, including an original issue discount of $17,647. The note matures on March 6, 2026, subject to the same prepayment provisions (the “August 6 Keystone Note”).

●	On August 28, 2025, the Company issued two notes with an aggregate principal amount of $58,824 each, including an original issue discount of $8,824 each. The notes mature on May 28, 2026, subject to the same prepayment provisions (the “August 28 Keystone Notes”).

On September 22 2025, Keystone Capital Partners, LLC and the Company agreed to exchange the principal owed under the May Keystone Note, the June Keystone Note, the August 6 Keystone Note and the August 28 Keystone Notes for Series D Preferred Stock of 3,125 shares and Warrants of 846,975 shares of common stock in connection with the Series D PIPE Financing. The February Keystone Note has a balance as of September 30, 2025 of $113,725 and matures on November 12, 2025. The transaction was accounted for as a debt extinguishment in accordance with ASC 405-20 and ASC 470-50. The Company derecognized the carrying amount of the Keystone Notes and recognized a gain or loss on extinguishment equal to the difference between the reacquisition price, measured at the fair value of the cash and equity instruments transferred, and the net carrying value of the debt. The Company recognized a loss on extinguishment related to this transaction of $1,867,908 recorded within loss on extinguishment of notes payable in the accompanying condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025. The extinguishment of the May Keystone Note, the June Keystone Note, the August 6 Keystone Note and the August 28 Keystone Notes was accounted as a debt extinguishment in accordance with ASC 405-20 and ASC 470-50. The Company derecognized the carrying amount of the Veru Notes and recognized a gain or loss on extinguishment equal to the difference between the reacquisition price—measured at the fair value of the cash and equity instruments transferred—and the net carrying value of the debt. The Company recognized a loss on extinguishment related to this transaction of $3,516,811 recorded within loss on extinguishment of notes payable in the accompanying condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, the Company recorded approximately $0.3 million and $0.8 million of interest expense, respectively, which includes accrued interest and amortization of the debt discount. The unamortized debt discount as of September 30, 2025 and December 31, 2024 was $0 and $5,000, respectively. As of September 30, 2025 and December 31, 2024, the Company has recorded accrued interest of approximately $0 million and $0.1 million, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

Series E PIPE Financing

On October 1, 2025, the Company entered into a securities purchase agreement (the “Series E Securities Purchase Agreement”) with institutional investor(s) and sold to such institutional investors(s)(collectively, the “Series E PIPE Investors”), an aggregate of 7,813 shares of Series E convertible preferred stock, par value $0.00001 per share (“Series E Preferred Stock”), which are convertible into common stock of the Company, $0.00001 par value per share and warrants (the “Series E Warrants”) to purchase 2,025,223 shares of Common Stock, for an aggregate purchase price of approximately $6.25 million, which was also equal to the net cash proceeds. The exercise price of the Series E Warrants is $3.8576, and the Series E Warrants are exercisable beginning on the issuance date and expire on the third anniversary of the issuance date.

Concurrently with entering into the Series E Securities Purchase Agreement, the Company also entered into a registration rights agreement with the Series E PIPE Investors, pursuant to which it has agreed to provide the Series E PIPE Investors with certain registration rights related to the shares of Common Stock underlying the shares of Series E Preferred Stock and Series E Warrants.

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

Immunovia-Proteomedix Licensing Agreement

On September 17, 2025, Proteomedix entered into a licensing agreement (the “Immunovia Agreement”) with Immunovia, Inc. (“Immunovia”), a pancreatic cancer diagnostics company based in Lund, Sweden. Under the Agreement, Proteomedix will provide Immunovia with master cell lines required to produce antibodies for three of the five biomarkers used in the PancreaSure test, as well as a license to key intellectual property related to the manufacturing of associated reagents.

In return, Immunovia will make two payments of $300,000 each to Proteomedix, due on September 30, 2025, and March 31, 2026. Additionally, Immunovia will make a $100,000 payment for materials and pay a 3% royalty on net sales of PancreaSure and any other products incorporating the licensed intellectual property from January 1, 2026, through December 31, 2032.

Components of Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of commercialization activities, payroll, and personnel expenses, including salaries and bonuses, benefits and stock-based compensation expenses, net periodic benefit costs, professional fees for legal, consulting, accounting and tax services, information technology costs, costs incurred with respect to acquisitions and potential acquisitions, and other general operating expenses.

We anticipate that our selling, general and administrative expenses related to Proteomedix will decrease when compared to historical levels due to cost reduction efforts, including headcount reductions, and the termination of the pension plan.

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

Other Income (Expense)

Other income (expense) is comprised of interest expense on notes payable, loss on extinguishment of notes payables and preferred stock, loss on issuance of preferred stock and warrants, the change in fair value of financial instruments that are recorded as liabilities; which includes the related party subscription agreement liability, Series D warrant and derivative liabilities, and the contingent warrant liabilities; and other financing-related costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our statements of operations for the periods indicated:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Revenue	$303,651	$406,859	$(103,208)	(25.4)%
Cost of revenue	34,757	301,445	(266,688)	(88.5)%
Gross profit	268,894	105,414	163,480	155.1%

Operating expenses
Selling, general and administrative	$2,341,347	$2,641,916	(300,569)	(11.4)%
Research and development	(3,211)	109,365	(112,576)	(102.9)%
Total operating expenses	2,338,136	2,751,281	(413,145)	(15.0)%
Loss from operations	(2,069,242)	(2,645,867)	576,625	(21.8)%

Other income (expense)
Loss on extinguishment of note payable	(5,384,719)	—	(5,384,719)	100%
Loss on issuance of preferred stock and warrants	(2,543,329)	—	(2,543,329)	100%
Loss on extinguishment of preferred stock	(196,244)	—	(196,244)	100%
Interest expense – related party	—	(153,302)	153,302	(100)%
Interest expense	(300,069)	(231,656)	(68,413)	29.5%
Change in fair value of subscription agreement liability – related party	—	(928,400)	928,400	(100)%
Change in fair value of contingent warrant liabilities	(36)	30,448	(30,484)	(100.1)%
Change in fair value of warrant liabilities	1,934,000	—	1,934,000	100%
Change in fair value of derivative liabilities	(216,000)	—	(216,000)	100%
Other income (loss)	(8,063)	44,988	(53,051)	(117.9)%
Total other expense	(6,714,460)	(1,237,922)	(5,476,538)	442.4%
Loss before income taxes	(8,783,702)	(3,883,789)	(4,899,913)	126.2%
Income tax benefit	—	56,384	(56,384)	(100)%
Net loss	$(8,783,702)	$(3,827,405)	(4,956,297)	129.5%
Deemed dividend Series C preferred stock	—	—	—	—%
Net loss applicable to common stockholders’	$(8,783,702)	$(3,827,405)	(4,956,297)	129.5%

Revenue, Cost of Revenue, and Gross Margin

For the three months ended September 30, 2025, the Company had approximately $0.3 million of revenue, which was attributable to other revenue including license revenue with Immunovia through an agreement that grant rights to use its intellectual property and proprietary materials generated by Proteomedix. Cost of revenue of approximately $0.03 million was mostly attributable to costs incurred on Proteomedix revenue. For the three months ended September 30, 2024, the Company had approximately $0.4 million of revenue, which was attributable to sales and development services generated by Proteomedix. The cost of revenue of approximately $0.3 million is attributable to costs incurred on Proteomedix revenue including amortization of the product rights intangible asset of approximately $0.2 million.

Selling, General and Administrative Expenses

For the three months ended September 30, 2025, selling, general and administrative expenses decreased by approximately $0.3 million compared to the same period in 2024. This decrease was primarily driven by a reduction of approximately $0.4 million in net periodic benefit cost, due to the settlement of the defined benefit plan.

Research and Development Expenses

For the three months ended September 30, 2025 and 2024, there were no substantial research and development expenses. There has been no substantial R&D activity since the Company decided to halt its vaccine programs and focus on commercialization activities in the third quarter of 2023. This change in business strategy led to a halt in the Company’s clinical and other research activities.

Other Expense

Other expense during the three months ended September 30, 2025, increased by approximately $5.5 million compared to the same period in 2024. The increase was primarily attributable to a $5.4 million loss on extinguishment of notes payable and $2.5 million loss on issuance of preferred stock and warrants, partially offset by a $1.9 million gain on the change in fair value of Series D warrant liabilities.

Income Tax Benefit

The Company did not record any income tax benefit or expense during the three months ended September 30, 2025. For the same period in 2024, the Company recorded an income tax benefit of approximately $0.06 million, related to foreign deferred income taxes recorded in connection with Proteomedix.

Comparison of the Nine months Ended September 30, 2025 and 2024

The following table summarizes our statements of operations for the periods indicated:

	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024	$ Change	% Change
Revenue	$511,775	$1,812,140	$(1,300,365)	(71.8)%
Cost of revenue	126,546	1,417,010	(1,290,464)	(91.1)%
Gross profit	385,229	395,130	(9,901)	(2.5)%

Operating expenses
Selling, general and administrative	$5,539,144	$8,599,642	(3,060,498)	(35.6)%
Research and development	(90,426)	154,649	(245,075)	(159)%
Impairment of ENTADFI	—	3,530,716	(3,530,716)	(100)%
Impairment of goodwill	11,512,000	15,453,000	(3,941,000)	(25.5)%
Total operating expenses	16,960,718	27,738,007	(10,777,289)	(38.9)%
Loss from operations	(16,575,489)	(27,342,877)	10,767,388	(39.4)%

Other income (expense)
Loss on extinguishment of note payable	(5,384,719)	—	(5,384,719)	100%
Loss on issuance of preferred stock and warrants	(2,543,329)	—	(2,543,329)	100%
Loss on extinguishment of preferred stock	(196,244)	—	(196,244)	100%
Interest expense – related party	—	(534,245)	534,245	(100)%
Interest expense	(746,758)	(625,084)	(121,674)	19.5%
Change in fair value of subscription agreement liability – related party	3,127,962	(950,000)	4,077,962	429.3%
Change in fair value of contingent warrant liabilities	(10,060)	30,448	(40,508)	(133)%
Change in fair value of warrant liabilities	1,934,000	—	1,934,000	100%
Change in fair value of derivative liabilities	(216,000)	—	(216,000)	100%
Gain on forgiveness of accounts payable	944,694	—	944,694	100%
Other income (loss)	(36,086)	41,894	(77,980)	(186.1)%
Total other expense	(3,126,540)	(2,036,987)	(1,089,553)	53.5%
Loss before income taxes	(19,702,029)	(29,379,864)	9,677,835	(32.9)%
Income tax benefit	—	127,183	(127,183)	(100)%
Net loss	$(19,702,029)	$(29,252,681)	9,550,652	(32.6)%
Deemed dividend Series C preferred stock	(1,498,595)	—	(1,498,595)	100%
Net loss applicable to common stockholders’	$(21,200,624)	$(29,252,681)	8,052,057	(27.5)%

Revenue, Cost of Revenue, and Gross Margin

For the nine months ended September 30, 2025, the Company had approximately $0.5 million of revenue, which was attributable to other revenue including license revenue with Immunovia through an agreement that grant rights to use its intellectual property and proprietary materials generated by Proteomedix. Cost of revenue of approximately $0.1 million was mostly attributable to costs incurred on Proteomedix revenue. For the nine months ended September 30, 2024, the Company had approximately $1.8 million of revenue, which was attributable to sales and development services generated by Proteomedix. The cost of revenue of approximately $1.4 million is attributable to costs incurred on Proteomedix revenue including amortization of the product rights intangible asset of approximately $0.5 million, in addition to approximately $0.4 million related to the full impairment of ENTADFI inventory.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2025, selling, general and administrative expenses decreased by approximately $3.1 million compared to the same period in 2024. The decrease primarily reflects a reduction of approximately $1.0 million in net periodic benefit cost due to the settlement of the defined benefit plan, a reduction of approximately $0.4 million in professional fees, a reduction of approximately $0.4 million in director and officers insurance fees, and a reduction of approximately $1.1 million in payroll related expenses, largely driven by cost containment efforts.

Research and Development Expenses

For the nine months ended September 30, 2025 and 2024, there were no substantial research and development expenses. There has been no substantial R&D activity since the Company decided to halt its vaccine programs in the third quarter of 2023. This change in business strategy led to a halt in the Company’s clinical and other research activities.

Impairments

During the nine months ended September 30, 2025, there was no impairment recorded related to the ENTADFI asset, as the asset had been fully impaired in the prior year. Specifically, an impairment charge of approximately $3.5 million was recognized during the same period in 2024, based on a valuation assessment conducted by an external specialist.

The Company recorded an impairment of goodwill related to the PMX acquisition during the nine months ended September 30, 2025 totaling $11.5 million, as compared to an impairment of $15.5 million recognized for the same period last year in connection with the same acquisition.

Other Income (Expense)

Other income (expense) incurred during the nine months ended September 30, 2025, increased by approximately $1.0 million compared to the same period in 2024. The increase was primarily attributable to a $5.4 million loss on extinguishment of notes payable and $2.5 million loss on issuance of preferred stock and warrants, partially offset by a $1.9 million gain on the change in fair value of Series D warrant liabilities, a $4.1 million increase in the change in fair value of the subscription agreement liability – related party and a $0.9 million gain on forgiveness of accounts payable related to the settlement of IQVIA balances.

Income Tax Benefit

The Company did not record any income tax benefit or expense during the nine months ended September 30, 2025. For the same period in 2024, the Company recorded an income tax benefit of approximately $0.1 million, related to foreign deferred income taxes recorded in connection with Proteomedix.

Liquidity and Capital Resources

The Company’s operating activities to date have been primarily devoted to seeking licenses, engaging in research and development activities, potential asset and business acquisitions, and expenditures associated with the now halted commercial launch of ENTADFI and the commercialization of Proclarix.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of September 30, 2025, the Company had cash of approximately $0.8 million, a working capital deficit of approximately $15.0 million and an accumulated deficit of approximately $136.9 million. During the nine months ended September 30, 2025, the Company used approximately $6.6 million in cash for operating activities. In addition, as of November 10, 2025, the Company’s cash balance was approximately $6.1 million.

During the third quarter of 2025, the Company successfully closed a Series D financing, and in October 2025, it completed a Series E financing. These financings provided the Company with additional cash flow to support near-term operations. While these capital raises may enable the Company to sustain current operations and meet existing obligations, the Company continues to generate recurring net operating losses and has not yet established sustained positive cash flows to support its strategic growth initiatives, which includes the commercialization of Proclarix, and the development and commercialization of the Company’s future product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these condensed consolidated financial statements.

Management’s plans for funding the Company’s operations include generating product revenue from sales of Proclarix, which is still subject to further successful development and commercialization activities within certain jurisdictions. Management also intends to pursue additional equity or debt financing to support operations and strategic initiatives. However, there are currently no committed sources of financing, and there is no assurance that additional funding will be available on favorable terms, if at all. This uncertainty raises significant concern about the Company’s ability to sustain operations and execute its strategic initiatives. If additional capital is not secured, the Company may need to curtail clinical trials, development, and commercialization efforts, and take further measures to reduce expenses to conserve cash.

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

We will require significant amounts of additional capital in the short-term, to continue to fund our continuing operations, satisfy existing and future obligations and liabilities contracts entered into in support of the Company’s commercialization plans, in addition to funds needed to support our working capital needs and business activities, including the development and commercialization of Proclarix, and the development and commercialization of our future product candidates. Until we can generate a sufficient amount of revenue from sales of Proclarix if at all, we expect to finance our future cash needs through public or private equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. In December 2024, the Company began utilizing the ELOC entered into in October 2024 on an as-needed basis to fund current operating needs, subject to certain restrictions and beneficial ownership constraints. When the Company can again utilize the ELOC, it may be able to raise up to $17.9 million in gross proceeds remaining under the ELOC. However, given the terms of the ELOC and the uncertainty to drawdown fully from the ELOC, there are no assurances that the Company may not have funds to sustain operations for the next 12 months.

In addition, there are currently no other commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. This creates significant uncertainty whether the Company will have the funds available to be able to sustain its operations and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of future product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if it’s required to, file for bankruptcy.

Our future capital requirements will depend on many factors, including:

●	the costs of future development and commercialization activities, including product manufacturing, marketing, sales, royalties, and distribution, for Proclarix, and other products for which we may receive marketing approval;

●	our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;

●	any product liability or other lawsuits related to our product;

●	the expenses needed to attract, hire and retain skilled personnel;

●	the revenue, if any, received from commercial sales of Proclarix, or other products for which we may have received or will receive marketing approval;

●	the costs to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing our patents or other intellectual property rights; and

●	the costs of operating as a public company.

A change in the outcome of any of these or other variables could significantly change the costs and timing associated with our business activities. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024
Net cash used in operating activities	$(6,587,805)	$(9,578,169)
Net cash provided by (used in) investing activities	—	(24,597)
Net cash provided by financing activities	7,905,978	5,440,310
Effect of exchange rate changes on cash	(1,128,117)	(50,384)
Net decrease in cash	$190,056	$(4,212,840)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025, was approximately $6.6 million, which primarily resulted from a net loss of approximately $19.7 million, a non-cash change in fair value of subscription liability of approximately $3.1 million, a gain on forgiveness of accounts payable of approximately $0.9 million, a non-cash change in fair value of Series D warrant liability of approximately $1.9 million, and net changes in our operating assets and liabilities of $1.3 million. These items were offset by several non-cash items, which primarily include impairment of goodwill of approximately $11.5 million, loss on extinguishment of notes payable of approximately $5.4 million, and loss on issuance of Series D preferred stock of approximately $2.5 million.

Net cash used in operating activities for the nine months ended September 30, 2024 was approximately $9.6 million, which primarily resulted from a net loss of approximately $29.3 million and a net change in our operating assets and liabilities of approximately $2.3 million and net change of deferred tax benefit by approximately $0.1 million. These items were offset by several non-cash items, which include: impairments of goodwill and ENTADFI of approximately $15.5 million and $3.5 million, respectively, depreciation and amortization expense of approximately $0.6 million, loss on impairment of ENTADFI inventory of approximately $0.4 million, noncash interest expense and amortization of debt discounts of approximately $1.1 million, and increase in the fair value of subscription liability of $1.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $0.

Net cash used in investing activities for the nine months ended September 30, 2024 of approximately $25,000 resulted from purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025, was approximately $7.9 million, and resulted primarily from proceeds of approximately $9.1 million from the issuance proceeds of Series D preferred stock and warrants, $6.4 million from the purchase of common stock in connection with the ELOC and $0.9 million from the issuance of notes payable. These proceeds were offset by payments on notes payable of approximately $6.9 million and a payment of approximately $1.7 million related to redemption of the Series C Preferred Stock.

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

As of September 30, 2025, there have been changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on June 2, 2025. Please refer to “Critical Accounting Policies and Estimates – Accounting for Series D PIPE Securities including Warrant and Derivative Liabilities” below.

Accounting for Series D PIPE Securities including Warrant and Derivative Liabilities

In connection with the Series D PIPE Financing, we issued Series D Preferred Stock and Series D Warrants certain institutional investors on September 22, 2025. The accounting determinations in connection with the Series D PIPE Securities have a significant effect on our reported financial position and results of operations.

We determine the accounting classification of the instruments by first assessing each instrument under ASC 480, Distinguishing Liabilities from Equity, then assessing each instrument under ASC 815, Derivatives and Hedging Activities. Under ASC 480, instruments are considered liability classified if they are mandatorily redeemable, obligate us to settle the warrants or the underlying shares by paying cash or other assets, and instruments that must or may require settlement by issuing variable number of shares. If instruments do not meet the liability classification under ASC 480-10, we assess the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the financial instruments do not require liability classification under ASC 815-40, in order to conclude equity classification, we also assess whether the instruments are indexed to our Common Stock and whether the instruments are classified as equity under ASC 815-40 or other GAAP. After all such assessments, we conclude whether the instruments are classified as liability or equity.

In addition, ASC 815 requires companies to bifurcate certain features from their host instruments and account for them as free-standing derivative financial instruments should certain criteria be met. We evaluate our financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statements of operations each period. Bifurcated embedded derivatives are classified with the related host contract in our consolidated balance sheets. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Liability classified instruments require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the consolidated statements of operations.

The Company concluded the Series D Preferred Stock was more akin to an equity-like host than a debt-like host and was classified as permanent equity as it was not redeemable in any manner that would require classification outside of permanent equity pursuant to ASC 480-10-S99. The Series D Warrants and certain embedded share-settled redemption features of the Series D Preferred Stock issued were determined to be liability-classified instruments pursuant to ASC 480 and ASC 815. The embedded features of the Series D Preferred Stock were bifurcated and accounted for separately as derivative liabilities.

Fair Value Measurements for Warrant and Derivative Liabilities

The Company measured its bifurcated embedded derivative and warrant liabilities as of September 30, 2025 and September 22, 2025, at fair value on a recurring basis using level 3 inputs. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. The derivative and warrant liabilities were both measured using Monte Carlo valuation models. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates.

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

We have identified the following internal control deficiencies, which we believe to be material weaknesses as of September 30, 2025:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2025, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a commercial-stage biotechnology company that was incorporated in October 2018. Our net loss was $19.7 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $136.9 million. We also generated negative operating cash flows of $6.6 million for the nine months ended September 30, 2025.

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

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of September 30, 2025, the Company had cash of approximately $0.8 million, a working capital deficit of approximately $15.0 million and an accumulated deficit of approximately $136.9 million. In addition, as of November 10, 2025, the Company’s cash balance was approximately $6.1 million, and the Company has approximately $0.2 million of debt due within the next 12 months.

We estimate, as of the date of this Report, that our current cash balance is not sufficient to fund operations over the next twelve months. We believe that we will need to raise substantial additional capital to fund our continuing operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s working capital needs and business activities, including the commercialization of Proclarix, which is still subject to further successful development and commercialization activities within certain jurisdictions.

Management also intends to secure additional required funding through equity or debt financings if available. In December 2024, the Company began utilizing the ELOC entered into in October 2024 (see Note 9) on an as-needed basis to fund current operating needs, subject to certain restrictions and beneficial ownership constraints. However, based on the terms of the ELOC and the current maximum availability, management determined that the funds readily available under the ELOC will not be sufficient to raise substantial additional capital to fund our continuing operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s working capital needs and business activities and . The commercialization of Proclarix, which is still subject to further successful development and commercialization activities within certain jurisdictions. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of future product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if its required to, file for bankruptcy.

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

Our current liabilities are significant, and if those to whom we owe accounts payable, were to demand payment, we would be unable to pay.

As of September 30, 2025, we had total current liabilities of approximately $16.3 million, including accounts payable of approximately $1.8 million, accrued expenses of approximately $0.5 million, warrant liabilities of $12.8 million, derivative liabilities of approximately $1.0 million, and approximately $0.2 million (net of discounts) related to the notes payable. As of the same date, we had cash of only $0.8 million. In September 2025, we have completed a Series D financing, which satisfied all amounts due under the Veru notes, and we plan to seek additional funding as necessary to support our operations and growth initiatives. However, the level of our current liabilities may make it more difficult for us to obtain adequate financing on favorable terms, if at all. If those to whom these payments are due were to demand immediate payment, as they are entitled to do, and we are not able to make the required payments, we would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and insolvency. Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as exhibits to this Report.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated July 16, 2025, by and among the Company, Ocuvex, and Onconetix Merger Sub, Inc.	8-K	2.1	July 16, 2025
2.2	Form of Termination Agreement effective as of September 24, 2025, by and between the Company and Ocuvex Therapeutics, Inc.	8-K	10.4	September 26, 2025
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	February 24, 2022
3.2	Certificate of Amendment, dated April 24, 2023	8-K	3.1	April 24, 2023
3.3	Certificate of Amendment, dated December 21, 2023	8-K	3.1	December 21, 2023
3.4	Certificate of Amendment, dated September 24, 2024	8-K	3.1	September 24, 2024
3.5	Certificate of Amendment, dated June 11, 2025	8-K	3.1	June 11, 2025
3.6	Certificate of Designations authorizing the issuance of the Series C Preferred Stock	8-K	3.1	October 3, 2024
3.7	Certificate of Correction to Certificate of Designations authorizing the issuance of the Series C Preferred Stock	10-Q	3.7	June 12, 2025
3.8	Fourth Amended and Restated Bylaws of the Company	8-K	3.2	December 21, 2023
3.9	Certificate of Designation of Series D Preferred Stock.	8-K	3.1	September 26, 2025
3.10	Certificate of Designation of Series E Preferred Stock	8-K	3.1	October 3, 2025
4.1	Form of Inducement PIO	8-K	4.1	July 11, 2024
4.2	Form of Warrant (Series C)	8-K	4.1	October 3, 2024
4.3	Form of Warrant (Series D)	8-K	4.1	September 26, 2025
4.4	Form of Warrant (Series E)	8-K	4.1	October 3, 2025
10.1	Note, dated February 12, 2025	8-K	10.1	February 18, 2025

10.2	Note, dated May 16, 2025	8-K	10.1	May 22, 2025
10.3	Note, dated June 5, 2025	8-K	10.1	June 11. 2025
10.4	Form of Conversion Price Reduction Consent	8-K	10.3	July 16, 2025
10.5	Promissory Note, dated August 6, 2025, by and between Keystone Capital Partners, LLC and the Company	8-K	10.1	August 12, 2025
10.6	Amended and Restated Promissory Note, dated August 7, 2025, by and between Veru, Inc. and the Company	8-K	10.2	August 12, 2025
10.7	Settlement Agreement and Release, dated September 22, 2025, by and between the Company and Veru, Inc.	8-K	10.3	September 26, 2025
10.8	Promissory Note, dated August 28, 2025, by and between Keystone Capital Partners, LLC and the Company	8-K	10.1	September 4, 2025
10.9	Promissory Note, dated August 28, 2025, by and between KCP Fund I, LLC and the Company	8-K	10.2	September 4, 2025
10.10	Second Amended and Restated Promissory Note, dated August 28, 2025, by and between Veru, Inc. and the Company	8-K	10.3	September 4, 2025
10.11	Waiver, dated August 28, 2025, by and between Veru, Inc. and the Company	8-K	10.4	September 4, 2025
10.12	License Agreement, dated September 17, 2025, by and between Immunovia AB and Proteomedix AG	8-K	10.1	September 22, 2025
10.13	Form of Securities Purchase Agreement dated September 22, 2025 relating to the sale of the Series D Preferred Stock and Warrants	8-K	10.1	September 26, 2025
10.14	Form of Registration Rights Agreement dated as of September 22, 2025 relating to the resale of the shares of Common Stock underlying the Series D Preferred Stock and Warrants	8-K	10.2	September 26, 2025
10.15	Settlement Agreement and Release, dated September 22, 2025, by and between the Company and Veru, Inc.	8-K	10.3	September 26, 2025
10.16	Form of Securities Purchase Agreement dated October 1, 2025 relating to the sale of the Series E Preferred Stock and Warrants	8-K	10.1	October 3, 2025
10.17	Form of Registration Rights Agreement dated as of October 1, 2025 relating to the resale of the shares of Common Stock underlying the Series E Preferred Stock and Warrants	8-K	10.2	October 3, 2025
31*	Certification of the Principal Financial Officer and Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onconetix, Inc.

Date: November 13, 2025	/s/ Karina M. Fedasz
Karina M. Fedasz
Interim Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, and principal financial and accounting officer)