Form 10-K
period 2025-12-31
Onconetix, Inc.
filed 2026-03-13
CIK 1782107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Based on the closing price as reported on the Nasdaq Capital Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $3.6 million. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status are not necessarily a conclusive determination for other purposes.

As of March 11, 2026, the registrant had 3,584,245 shares of common stock, $0.00001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations and repay indebtedness;

●	our ability to commercialize or monetize Proclarix and integrate the assets and commercial operations acquired in the share exchange with Proteomedix AG (“Proteomedix”);

●	our reliance on third parties, including Laboratory Corporation of America (“LabCorp”), to develop, market, distribute and sell Proclarix;

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

●	our ability to consummate the transaction on a timely basis as contemplated by the Share Exchange Agreement with Realbotix, LLC (“Realbotix” and the “Share Exchange Agreement” and the transactions contemplated therein, the “Realbotix Transaction”) and the anticipated benefits of the Realbotix Transaction.

●	our ability to maintain the necessary regulatory approvals to market and commercialize our product;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current product;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated, or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third parties, including manufacturers and logistics companies;

●	the success of competing therapies or diagnostics and products that are or become available;

●	our ability to successfully compete against current and future competitors;

●	our ability to expand our organization to accommodate potential growth and our ability to attract, motivate and retain key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product;

●	market acceptance of our product, the size and growth of the potential markets for our current product, and our ability to serve those markets; and

●	disruptions in the business of the Company or Proteomedix, which could have an adverse effect on their respective businesses and financial results.

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

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects that you should consider before making a decision to invest in our common stock. These risks are discussed more fully in “Risk Factors” beginning on page 30 of this Report. These risks include, but are not limited to, the following:

●	We could fail to complete the Realbotix Transaction, or the Realbotix Transaction may be completed on different terms.

●	If completed, the Realbotix Transaction may not achieve its intended results and may result in us assuming unanticipated liabilities.

●	We could fail to complete the Realbotix Transaction, or the Realbotix Transaction may be completed on different terms.

●	Our stockholders may not realize a benefit from the acquisition of Realbotix commensurate with the ownership dilution they will experience in connection with the Realbotix Transaction contemplated by the Share Exchange Agreement.

●	The failure to successfully integrate our business and Realbotix in the expected timeframe would adversely affect our future results.

●	The pending Transactions may divert the attention of our management.

●	Unexpected market disruptions may cause major losses for us not anticipated under the Share Exchange Agreement.

●	Risks associated with changes in the technology industry.

●	We may be unable to protect Realbotix’s intellectual property.

●	The business of Realbotix is exposed to cybersecurity risks.

●	We expect to incur significant transaction costs in connection with the Realbotix Transaction.

●	Disruptions to or significantly increased costs associated with transportation and other distribution channels for Proclarix may adversely affect our margins and profitability.

●	Proclarix is subject to competition from other prostate cancer diagnostics and larger, well-established companies with substantially greater resources than us.

●	We may not be able to successfully implement our strategy to grow sales of Proclarix in the European market or other markets, if authorized, grow sales in the United States market.

●	We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

●	We have incurred significant net losses since inception, have only generated minimal revenue, and anticipate that we will continue to incur substantial net losses for the foreseeable future and may never achieve or maintain profitability. Our stock is a highly speculative investment.

●	We depend entirely on the success of a single product. If we do not successfully commercialize our product or we experience significant delays in doing so, this product may not be profitable.

●	There is substantial doubt about our ability to continue as a “going concern,” and we will require significant additional capital to make the investments we need to execute our business plan. If we are unable to raise additional capital when needed, we could be forced to delay, reduce or terminate commercialization efforts or certain operations, and we may be unable to continue as a going concern in the long term. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

●	We may not be able to gain and retain market acceptance for our product.

●	We expect to rely on third party manufacturers for Proclarix.

●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product, others could compete against us more directly, which would harm our business, possibly materially.

●	The market price of our common stock has been extremely volatile and may continue to be highly volatile due to numerous circumstances beyond our control, and stockholders could lose all or part of their investment.

●	There can be no assurance that we will be able to comply with the continued listing requirements of, and remain trading on, the Nasdaq Stock Market, LLC (“Nasdaq”).

●	We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

●	Our amended and restated certificate of incorporation (“Amended and Restated Certificate of Incorporation”) and our amended and restated bylaws (“Amended and Restated Bylaws”), and Delaware law may have anti-takeover effects that could discourage, delay, or prevent a change in control, which may cause our stock price to decline.

●	A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to price volatility in our common stock.

●	We may have violated Section 13(k) of the Exchange Act of 1934, as amended (“Exchange Act”) (implementing Section 402 of the Sarbanes-Oxley Act of 2002) and may be subject to sanctions as a result.

●	Misconduct and errors by our current and former employees and our third-party service providers could cause a material adverse effect on our business and reputation.

●	If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired. We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated, or that additional material weaknesses will not occur in the future.

●	The issuance or conversion of securities would result in significant dilution in the equity interest of existing shareholders and adversely affect the marketplace of the securities.

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

ENTADFI is an FDA-approved, once daily pill that combines finasteride and tadalafil for the treatment of BPH, a disorder of the prostate. However, in light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company abandoned commercialization of ENTADFI and no longer holds remaining inventory of the product as of December 31, 2025. In addition, as part of cost reduction efforts and in connection with our initial pause in commercializing ENTADFI, we terminated three employees involved with the ENTADFI program, effective April 30, 2024, with such individuals to continue assisting the Company on an as-needed, consulting basis. Based on the circumstances surrounding ENTADFI, at June 30, 2024, the ENTADFI assets were fully impaired. Refer to Note 4 in the consolidated financial statements for the period ended December 31, 2024 for further discussion.

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

Proclarix is CE-marked and for sale in Europe. We continue our sales efforts and expect growing revenues from sales of Proclarix in 2026 and beyond. We anticipate these sales to offset some expenses relating to commercial scale up and development, we expect our expenses also to increase in connection with our ongoing activities, as we:

●	commercialize Proclarix;

●	hire additional personnel;

●	operate as a public company;

●	obtain, maintain, expand, and protect our intellectual property portfolio; and

●	perform product validation studies in connection with a license agreement.

We rely and will continue to rely on third parties for the manufacturing of Proclarix. We have no internal manufacturing capabilities, and we will continue to rely on third parties, of which the main suppliers are single-source suppliers, for commercial product.

We do not have any products approved for sale, aside from Proclarix. We have abandoned commercialization of ENTADFI and have destroyed our inventory of the product.

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

We have incurred net losses since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, our expenditures on other research and development activities and commercialization activities. As of December 31, 2025, we had cash of approximately $5.2 million, a working capital deficit of approximately $3.1 million and an accumulated deficit of approximately $131.2 million. During the year ended December 31, 2025, we used approximately $9.7 million in cash for operating activities. In addition, as of March 11, 2026, our cash balance was approximately $3.6 million. We believe that our current cash balance is not sufficient to fund its operations for one year from the date of issuance of the consolidated financial statements for the year. As such, we have entered into Series D and Series E PIPE financings with certain investors in September 2025 and October 2025, respectively, which provided us additional cash flow to support our near-term operations. While such capital raises may enable us to sustain current operations and meet existing obligations, we continue to generate recurring net operating losses and have not yet established sustained positive cash flows to support our strategic growth initiatives. Such initiatives include the commercialization of Proclarix and our development and commercialization of future product candidates. These factors raise substantial doubt on our ability to continue as a going concern for one year from the date of issuance of our consolidated financial statements for the financial year ended December 31, 2025.

Until we generate revenue sufficient to support self-sustaining cash flows, if ever, we will need to raise additional capital to fund our continued operations, including our product development and commercialization activities related to our current and future products. There can be no assurance that additional capital will be available to us on acceptable terms, or at all, or that we will ever generate revenue sufficient to provide self-sustaining cash flows. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements of Onconetix, as of and for the year ended December 31, 2025, included elsewhere in this Report do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Realbotix Corp. Share Exchange Agreement

On February 11, 2026, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among (i) Onconetix, (ii) Realbotix Corp., a company existing under the laws of the Province of Ontario (“Parent”), (iii) Simulacra Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (the “Seller”) and (iv) Realbotix, LLC, a Delaware limited liability company and wholly owned subsidiary of the Seller (the “Realbotix”).

Pursuant to the Share Exchange Agreement, subject to the terms and conditions set forth therein, the Seller agreed to contribute and transfer to us, and we agreed to acquire and accept, all of the issued and outstanding equity interests of Realbotix (the “Realbotix Interests”) in exchange for newly issued shares of Common Stock. (the “Share Exchange” and the other transactions contemplated by the Share Exchange Agreement, the “Realbotix Transactions”).

Unless otherwise defined herein, the capitalized terms used below are defined in the Share Exchange Agreement.

Consideration

In full consideration for the contribution of the Realbotix Interests, we will issue shares of Common Stock to the Seller (the “Exchange Shares”), such that, immediately following the Closing and after giving effect to such issuance, the Seller will own a percentage of our fully diluted shares (the “Fully Diluted Shares”) that will be adjusted based on Net Cash (as defined below) as follows: (i) if Net Cash is greater than or equal to $12.5 million, but less than $15.0 million, Seller will own 90% of the Fully Diluted Shares, (ii) if Net Cash is greater than or equal to $15.0 million, but less than $18.0 million, Seller will own 85% of the Fully Diluted Shares, (iii) if Net Cash is greater than or equal to $18.0 million, but less than $20.0 million, Seller will own 80% of the Fully Diluted Shares and (iv) if Net Cash is greater than or equal to $20.0 million, Seller will own 75% of the Fully Diluted Shares. “Net Cash” means the amount of cash and cash equivalents held by us upon the Closing, whether received by Realbotix or us in connection with the Realbotix Transactions, net of D&O tail insurance costs; change-of-control or other payments owed to our officers and director of as a result of the Realbotix Transactions; all our indebtedness; certain of our liabilities and our transaction expenses.

Conversion of Company Convertible Securities

Prior to the consummation of the Share Exchange, the holders of Realbotix Convertible Securities will exercise their rights to receive Realbotix Interests pursuant to the terms of such Realbotix Convertible Securities (as defined below) at the applicable conversion ratio as set forth in the Realbotix Convertible Securities (the “Realbotix Convertible Securities Conversion”). Upon completion of the Realbotix Convertible Securities Conversion and prior to Closing, all Realbotix Convertible Securities will be canceled or terminated, as applicable, will no longer be outstanding and will cease to exist and no payment or distribution will be made with respect thereto. Each holder of Realbotix Convertible Securities thereafter will cease to have any rights with respect to such securities.

Closing Conditions

The consummation of the Share Exchange is subject to customary closing conditions, including (i) the accuracy of the representations and warranties of the parties (subject to customary materiality qualifiers); (ii) compliance in all material respects by the parties with their respective covenants and agreements under the Share Exchange Agreement; (iii) delivery of customary closing certificates and good standing certificates; (iv) receipt by Board of a fairness opinion; (v) the absence of any law, order or injunction prohibiting the consummation of the Realbotix Transactions and (vi) receipt of any required third-party and regulatory approvals and consents.

The obligation of the Realbotix, Parent and Seller to complete the Closing is subject to the condition that, at Closing, we shall have an aggregate of at least $12.5 million in Net Cash (the “Net Cash Condition”).

Additionally, the obligation of Realbotix, Parent and us to complete the Closing are subject to the conditions that (i) we have entered into an agreement with an investor, reasonably acceptable to us and Realbotix, providing for an equity line of credit pursuant to which such investor would commit to purchase up to an aggregate of $125.0 million of Common Stock and (ii) the conversion of our Preferred Stock into Common Stock and the termination of or certain amendments to of all Onconetix Options and Onconetix Warrants (the “Convertible Securities Condition”).

Termination

In addition to termination by mutual written agreement, for the other party’s uncured breach or if a governmental order permanently prohibits the Closing, the Share Exchange Agreement provides for termination:

●	By either party if the Closing has not been consummated on or before November 30, 2026, provided the terminating party is not in breach in a manner that caused the failure to close by such date. The date is automatically extended to December 20, 2026 if all conditions to Closing other than the Net Cash Condition have been satisfied.

●	By either party if our stockholder approval is not obtained at the stockholder meeting (including any adjournment or postponement thereof).

●	By Realbotix if a Buyer Adverse Recommendation Change (as defined in the Share Exchange Agreement) occurs prior to receipt of Buyer stockholder approval.

●	By us in connection with entering into a definitive agreement for a Buyer Superior Proposal (as define in the Share Exchange Agreement).

●	By us if the audited Realbotix financial statements have not been delivered by April 30, 2026.

Each party will bear its own fees and expenses incurred in connection with the negotiation, execution and performance of the Share Exchange Agreement and the Realbotix Transactions. However, the Share Exchange Agreement provides for the payment of termination fees and reimbursement of transaction expenses in the following termination scenarios:

●	In the event of a termination of the Share Exchange Agreement as a result of a material breach by either party, the breaching party will be required to pay a termination fee to the non-breaching party of $500,000 plus transaction expenses, with such transaction expenses not to exceed $500,000.

●	In the event of a termination of the Share Exchange Agreement (i) by the Company as the result of a Buyer Adverse Recommendation Change or (ii) by Buyer upon entering into an agreement in respect of a Buyer Superior Proposal as a result of a Buyer Adverse Recommendation Change, Buyer must pay a termination fee of (A) $500,000 plus all Seller transaction expenses plus (B) if the transaction in respect of a Buyer Superior Proposal closes, an additional $1,500,000 upon closing of such transaction. If the transaction contemplated by the Buyer Superior Proposal doesn’t close, Buyer is only obligated to pay $500,000 plus all Seller transaction expenses.

●	In the event of a termination of the Share Exchange Agreement by Realbotix for failure to satisfy the Net Cash Condition, if Net Cash at the time of termination would be greater than $5.0 million (assuming the consummation of any Transaction Financing pursuant to Financing Agreements), we are obligated to pay Realbotix’s transaction expenses, with such transaction expenses not to exceed $500,000.

Representations and Warranties

We, Realbotix, and the Seller have made customary representations and warranties in the Share Exchange Agreement. The representations and warranties of us, Realbotix, and the Seller will not survive the Closing.

Covenants of the Parties

Each party to the Share Exchange Agreement agreed to use its commercially reasonable efforts to consummate the Realbotix Transaction.

The Share Exchange Agreement contains certain covenants by each of the parties, to be observed during the period between the execution of the Share Exchange Agreement and Closing, including covenants regarding: (1) the provision of access to information, properties, books, records and personnel; (2) delivery of audited financial statements of the Company; (3) litigation support; (4) the preparation and filing of a registration statement, SEC reports and related disclosure documents and compliance with Nasdaq listing and reporting requirements; (5) no insider trading; (6) further assurances; (7) public announcements; (8) confidentiality; (9) indemnification of directors and officers and tail insurance; and (10) transfer taxes.

The parties have agreed to take all necessary actions to cause our Board, immediately after closing, to consist of five directors, including: (i) one person who is designated by us and reasonably acceptable to Realbotix and (ii) four persons who are designated by Realbotix and reasonably acceptable to us.

We have also agreed to prepare and file with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the issuance of the Exchange Shares to be issued under the Share Exchange Agreement and containing a proxy statement (a “Proxy Statement”) for the purpose of soliciting proxies from our stockholders for the matters to be acted on at the special meeting of our stockholders. We have also agreed to use reasonable best efforts to maintain its listing on the Nasdaq and to enable the listing on Nasdaq of the Exchange Shares.

During the time between the execution of the Share Exchange Agreement and the Closing, Realbotix agreed to conduct its business in the ordinary course of business in all material respects and to comply with certain covenants regarding the operation of its business, including covenants related to (i) amendments to the Realbotix’s organizational documents; (ii) recapitalization of the Realbotix’s equity interests; (iii) issuance of additional securities; (iv) incurrence of additional indebtedness; (v) material changes to tax elections; (vi) amendments to or termination of material contracts; (vii) maintenance of books and records; (viii) establishment of any subsidiary or entry into a new line of business; (ix) maintenance of insurance policies; (x) revaluation of material assets or material changes in accounting methods, principles or policies, except as required to comply with U.S. GAAP; (xi) waiver, settlement or compromise of material claims, actions or proceedings, subject to specified thresholds; (xii) acquisition of equity interests or assets, or any other form of business combination, outside of the ordinary course of business; (xiii) capital expenditures in excess of specified thresholds; (xiv) adoption of a plan of liquidation, dissolution, merger, consolidation, restructuring, recapitalization or other reorganization; (xv) voluntary incurrence of liabilities or obligations in excess of specified thresholds other than pursuant to contracts in existence as of the date of the Share Exchange Agreement or entered into in the ordinary course of business; (xvi) sale, lease, license or other disposition of any material portion of the Realbotix’s assets, properties or rights; (xvii) entry into any agreement, understanding or arrangement relating to the voting of the Realbotix’s equity interests; (xviii) taking any action that would reasonably be expected to materially delay or impair the obtaining of any required governmental or regulatory consents in connection with the Share Exchange Agreement; or (xix) authorization or agreement to take any of the foregoing actions.

During the same period, we also agreed to conduct its business in the ordinary course of business in all material respects and to comply with certain interim operating covenants, including covenants restricting our ability, without Realbotix’s prior written consent (subject to specified exceptions), to (i) amend its organizational documents; (ii) effect mergers, consolidations, acquisitions, liquidations, restructurings or other business combinations; (iii) issue, repurchase, redeem or otherwise modify its equity securities or declare dividends or other distributions; (iv) incur additional indebtedness or guarantee obligations of third parties; (v) dispose of material assets or subsidiaries; (vi) make material loans, advances or capital contributions; (vii) make material tax elections or changes in accounting methods, principles or practices, except as required by applicable law, GAAP or Regulation S-K; (viii) amend, terminate, waive or assign material contracts other than in the ordinary course of business; (ix) fail to maintain books, records or insurance coverage in the ordinary course of business; (x) establish subsidiaries or enter into new lines of business; (xi) settle material litigation or other proceedings other than within specified thresholds; (xii) make capital expenditures or incur liabilities in excess of specified thresholds; (xiii) enter into arrangements relating to the voting of Common Stock; (xiv) take actions that would reasonably be expected to materially delay or impair the receipt of required governmental or regulatory approvals; or (xv) authorize, commit or publicly propose any of the foregoing actions.

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

Karina M. Fedasz had been appointed as our Interim Chief Executive Officer since April 2025 and Chief Financial Officer since June 2024, respectively. For more than two decades, Ms. Fedasz has helped companies raise capital, model and forecast business, manage cash flow and conduct mergers and acquisitions. She is a dynamic, data-driven executive with a bold, high-growth mindset. From January 2023 to June 2024, Ms. Fedasz worked with various clients, including a not-for-profit and an early-stage artificial intelligence and data-driven health and wellness tracker. From February 2022 to December 2022, Ms. Fedasz served as Head of Business Development for Evofem Biosciences, a Nasdaq-listed public biotech company developing innovative products for women's health. From August 2019 to October 2021, Ms. Fedasz served in various positions of increasing responsibility, including Chief Financial Officer, at IDW Media Holdings, a micro-cap media company, where she managed the company's initial public offering. From April 2018 to August 2019, Ms. Fedasz served as Chief Financial Officer of MOCEAN, an integrated agency for entertainment, gaming, and brands. Ms. Fedasz's breadth of experience has seen her lead teams in media, technology, services, manufacturing, and education, and she has worked with companies whose clients and customers include Fortune 500 companies such as Netflix, Disney, Amazon, Apple, Activision, and EA. Ms. Fedasz received an MBA with an emphasis in finance from Columbia Business School and a BA from University California at Los Angeles (UCLA). She holds an inactive CPA in the state of California.

Additionally, members of our board of directors (“Board”) have extensive expertise in the fields of life sciences, business and finance. Our directors include Andrew Oakley, who had held several CFO positions at publicly-traded pharmaceutical companies, Sarah Romano, who has over a decade of experience leading the finance function of multiple publicly-traded companies, Dr. Thomas Meier, who has over two decades of experience as life-science and biotech entrepreneur, executive manager, and board member on life-science and biotech companies, and Timothy Ramdeen, who has nearly a decade of experience in private equity and hedge fund investing, capital markets, and company formation.

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

On April 24, 2025, the Company received an additional deficiency notice from Nasdaq that the Company was not in compliance with Nasdaq’s continued listing standards as set forth in Listing Rule 5250(c)(1) (the “Filing Rule”) given the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and that this matter serves as an additional basis for delisting the Company’s securities from Nasdaq. As the Company was already before a Panel for its failure to comply with Minimum Bid Price Rule, the Company had seven calendar days from the date of the Notice, or until May 1, 2025, to request a stay of the suspension, which request would stay the suspension of the Company’s securities pending the Panel’s decision. The Company submitted a stay request on or before May 1, 2025.

On May 20, 2025, the Company received an additional deficiency notice from Nasdaq that the Company was not in compliance with Nasdaq’s continued listing standards as set forth in Listing Rule 5250(c)(1) given the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and that this matter serves as an additional basis for delisting the Company’s securities from Nasdaq. The Company had seven calendar days from the date of the Notice, or until May 27, 2025, to request a stay of the suspension, which would stay the suspension of the Company’s securities pending the Panel’s decision. On May 27, 2025, the Company appeared before the Panel and requested a stay of suspension.

Following the hearing before the Panel, on June 11, 2025, the Panel issued its decision, whereby it granted the Company’s request for continued listing, ultimately subject to the Company’s compliance with all applicable continued listing criteria by June 30, 2025.

On June 2, 2025, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 with the SEC, and on June 12, 2025, its Quarterly Report for the period ended March 31, 2025. Effective with the open of the market on June 13, 2025, the Company implemented a reverse stock split of its outstanding shares of Common Stock at a ratio of 1-for-85 shares.

On July 7, 2025, Nasdaq formally notified the Company that it had regained compliance with both the Filing Rule and the Bid Price Rule and otherwise satisfied all other applicable criteria for continued listing on The Nasdaq Capital Market. Nasdaq further noted, however, that Onconetix is subject to a Mandatory Panel Monitor, as defined in Nasdaq Listing Rule 5815(d)(4)(B), through July 7, 2026 (the “Panel Monitor”). If, within the one-year period, Nasdaq determines that the Company fails to satisfy the Filing Rule or the Bid Price Rule, Nasdaq will issue a delisting determination, which determination would be stayed upon the Company’s subsequent timely request for a new hearing before the Panel, rather than providing the Company with the opportunity to present a plan to regain compliance with the Filing Rule for consideration by Nasdaq Listing Qualifications Staff or a 180-day grace period to regain compliance with the Bid Price Rule as otherwise provided in the Nasdaq Listing Rules.

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

The consummation of the Share Exchange (the “Share Exchange Closing”) was subject to customary closing conditions and the execution of the Subscription Agreement entered into with Altos Ventures, a shareholder of Proteomedix prior to the closing of the Share Exchange (the “PMX Investor”). The Share Exchange closed on December 15, 2023 (the “Share Exchange Closing Date”). The closing of the acquisition of Proteomedix for all stock consideration provided Proteomedix shareholders with an initial 16.4% ownership stake of Onconetix, and Series B Preferred Stock convertible into 79,315 shares of Onconetix Common Stock, subject to Onconetix stockholder approval of the same (“Stockholder Approval”). On September 5, 2024, at the annual stockholders’ meeting of the Company, the Company obtained the requisite Stockholder Approval from Onconetix stockholders. On September 24, 2024, all outstanding shares of Series B Preferred Stock converted into an aggregate of 79,315 shares of Onconetix Common Stock.

Terms of the PMX Transaction

Consideration

Pursuant to the Share Exchange Agreement, on December 15, 2023, in full payment for the Purchased Shares, Onconetix issued shares (the “Exchange Shares”) consisting of: (i) 1,081 shares of Common Stock equal to approximately 19.99% of the total issued and outstanding Common Stock prior to the acquisition and (ii) 2,696,729 shares of Series B Preferred Stock convertible into 79,315 shares of Common Stock. The parties agreed that the aggregate value of the Exchange Shares at the Share Exchange Closing was equal to approximately Seventy-Five Million U.S. Dollars ($75,000,000) (the “Exchange Consideration”) less the value of the Proteomedix Shares for which the Proteomedix Stock Options (as defined below) are exercisable immediately prior to the Share Exchange Closing, subject to adjustment for indemnification as described below. Following the Share Exchange Closing, 6,718 and 6,566 shares of Common Stock were issued and outstanding, respectively.

The fair value of the 1,081 shares of Common Stock, was determined using the closing price of the Common Stock as of the Share Exchange Closing Date, which was $809.88. The fair value of the 2,696,729 shares of Series B Preferred Stock was based on the underlying fair value of the common shares issuable upon conversion, also based on the closing price of the Common Stock as of the Share Exchange Closing Date. The aggregate fair value of the common and preferred shares issued as consideration was equal to approximately $65.1 million.

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

Stockholder Subscription Agreement and Debenture

In connection with the PMX Transaction, on December 18, 2023, Onconetix entered into a Subscription Agreement (the “Subscription Agreement”) with the PMX Investor for a private placement of $5.0 million of units (the “Units”), each Unit comprised of (i) one share of Common Stock and (ii) one pre-funded warrant (collectively, the “Warrants”) to purchase 0.3 shares of Common Stock at an exercise price of $3.40 per share, for an aggregate purchase price per Unit of $850 (the “Purchase Price”). Additional shares are issuable to the PMX Investor to the extent the PMX Investor continues to hold Common Stock included in the Units and if the VWAP during the 270 days following the Share Exchange Closing is less than the Purchase Price, as set forth in the Subscription Agreement.

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

On April 24, 2024, the Altos Debenture was amended to extend the maturity date to the earlier of (i) the closing under the Subscription Agreement and (ii) October 31, 2024 (the “Altos Amendment”). On September 24, 2024, upon obtaining stockholder approval and pursuant to the Subscription Agreement, the Company issued an aggregate of 6,040 units (the “Units”) to Altos, each Unit comprised of (i) one share of Common Stock and (ii) one pre-funded warrant (collectively, the “Altos Warrants”) to purchase 0.3 shares of Common Stock at an exercise price of $3.40 per share. The Altos Warrants were immediately exercisable at any time on or after the date of issuance and had a term of exercise of five (5) years from the date of issuance. The outstanding debt, as per the Altos Debenture agreement, is considered settled through the unit issuance.

Additional shares are issuable to Altos to the extent Altos continues to hold Common Stock included in the Units and if the VWAP during the 270 days following closing is less than $850, as set forth in the Subscription Agreement.

On September 24, 2024, Altos exercised all the Altos Warrants, and the Company issued to Altos an additional 1,812 shares of Common Stock upon such exercise.

On June 24, 2025, the 270-day volume weighted average price after the closing of the Subscription Agreement was below $850. In accordance with the Make-Whole Provision under the Subscription Agreement, the Company issued 241,514 shares of common stock (the “Make-Whole Shares”) to Altos Venture AG, following the determination that the 270-day volume weighted average price (“Issuer VWAP”) was below the $850 threshold. The Company recorded common stock of $2 and additional paid in capital of $995,036 related to the issuance of the 241,514 shares in the accompanying consolidated balance sheet as of December 31, 2025.

ENTADFI

On April 19, 2023, the Company entered into an asset purchase agreement with Veru Inc., a Wisconsin corporation (“Veru”, and the asset purchase agreement, the “Veru APA”). Pursuant to, and subject to the terms and conditions of, the Veru APA, the Company purchased substantially all of the assets related to Veru’s ENTADFI business. The transaction closed on April 19, 2023.

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

Pursuant to the terms of the Veru APA, the Company agreed to provide Veru with initial consideration totaling $20.0 million, consisting of (i) $6.0 million paid upon the closing of the transaction, (ii) an additional $4.0 million in the form of a non-interest bearing note payable due on September 30, 2023, and (iii) an additional $10.0 million in the form of two equal (i.e. each for $5.0 million) non-interest bearing notes payable, each due on April 19, 2024 (the “April Veru Note”) and September 30, 2024 (the “September Veru Note,” together with the “April Veru Note”, the “Veru Notes”).

Additionally, the terms of the Veru APA required the Company to pay Veru up to an additional $80.0 million based on the Company’s net sales from the ENTADFI business after closing. The Milestone Payments were to be payable as follows: (i) $10.0 million is payable if the Company’s annual net sales from the ENTADFI business equal or exceed $100.0 million, (ii) $20.0 million is payable if the Company’s annual net sales from the ENTADFI business equal or exceed $200.0 million, and (3) $50.0 million is payable if annual net sales from the ENTADFI business equal or exceed $500.0 million. No more than one Milestone Payment shall be made for the achievement of each net sales milestone. There can be no assurance that the net sales milestones for payment of any of the Milestone Payments will be reached.

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

On September 29, 2023, the Company entered into an amendment (the “Veru Amendment”) of the Veru APA. Pursuant to the Veru Amendment, the $4.0 million note payable originally due on September 30, 2023 was deemed paid and fully satisfied upon (1) the payment to Veru of $1.0 million in immediately available funds on September 29, 2023, and (2) the issuance to Veru by October 3, 2023 of 3,000 shares of Series A Preferred Stock of the Company, which converted in to 1,679 shares of Common Stock on September 24, 2024.

In 2024 and 2025, the Company and Veru modified and extended the payment terms under the Veru Notes on various occasions. Subsequently, on August 28, 2025, Veru and the Company agreed to amend and restate the September Veru Note (as amended and restated, the “Second A&R September Veru Note”). Pursuant to the Second A&R September Veru Note, the principal amount owed to Veru was increased by $100,000 to an aggregate principal amount of $5.2 million, and the maturity date was amended to September 19, 2025. All other terms of the September Veru Note remained the same. On August 28, 2025, Veru and the Company also entered into a waiver agreement (the “August 2025 Veru Waiver”) pursuant to which Veru agreed to waive and extend the date for payment of the April Veru Note to September 19, 2025.

As of September 22, 2025, approximately $8.8 million was payable to Veru under the Veru Notes and related amendments. On September 22, 2025, the Company and Veru entered into a Settlement Agreement and Release (the “Veru Settlement Agreement”), pursuant to which Veru agreed to accept a cash payment of approximately $6.3 million (including interest accrued through receipt of the Settlement Amounts (as defined herein), 3,125 shares of Series D Preferred Stock (as defined below) and 846,975 Series D Warrants (as defined below and such cash payment, shares of Series D Preferred Stock and Series D Warrants, collectively, the “Settlement Amounts”) in full satisfaction of all amounts due under the Veru Notes, as amended by all preceding amendments, forbearance agreements, and waivers, and Veru agreed that such acceptance constituted complete discharge of all obligations thereunder. The Settlement Agreement contains customary release provisions that upon timely delivery of the Settlement Amounts, Veru shall release all claims or actions against the Company.

As of September 24, 2025, Veru confirmed receipt of all Settlement Amounts in satisfaction of all outstanding amounts, and all Veru Notes and related amendments were deemed cancelled and terminated, respectively, and of no further force or effect.

In light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company has abandoned commercialization of ENTADFI and no longer holds inventory of ENTADFI. There is currently no plan to resume commercialization of ENTADFI. In addition, as part of cost reduction efforts and in connection with our initial pause in commercializing ENTADFI, we terminated three employees involved with the ENTADFI program, effective April 30, 2024, with such individuals to continue assisting the Company on an as-needed, consulting basis. At December 31, 2024 and 2025, the ENTADFI assets were fully impaired.

Business of the Company

Business Model

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

Proclarix addresses the unsolved problem of prostate cancer overdiagnosis, which can lead to excessive use of MRI and negative prostate biopsies that increase costs for the healthcare system and uncertainty for patients. Proclarix is approved for sale in the European Union under the IVDR. Proclarix was first CE marked under the IVD Directive in Europe on January 31, 2019. On October 7, 2022, Proclarix gained CE marking under the IVD Regulation (IVDR) and was registered in the United Kingdom and Switzerland under applicable regulations. Clinical studies have confirmed that Proclarix accurately identifies clinically significant prostate cancer through a risk score derived from a clinical decision support system and can help avoid many unneeded biopsies. Proclarix as a clinical support system is designed to aggregate multimodal information in an effort to develop a patient-centric diagnostic approach. We intend to add more information to the risk score in the future, such as other biomarkers or magnetic resonance imaging data, to provide an even more powerful tool to guide the patient’s diagnostic journey. The markers and the bioinformatics algorithm used are patent-protected.

The guidelines of the European Association of Urology (“EAU”) and of the American Urological Association/Society of Urologic Oncology (“AUA/SUO”) both recommend the use of blood-based biomarker tests, such as Proclarix, to aid in the early detection and evaluation of prostate cancer. Proclarix can be performed in any laboratory using standard equipment. Proteomedix announced commercial availability of Proclarix in Europe on February 26, 2020 and began marketing Proclarix to selected pilot laboratories offering Proclarix in Switzerland, Germany, Italy and the United Kingdom. Proclarix is currently not reimbursed in Europe, and therefore patients pay for Proclarix out of pocket. The number of sold Proclarix tests currently corresponds to the market development stage and selected laboratories are offering Proclarix. In 2025, we had revenues of $23,091 from sales of Proclarix. Prior to being acquired by Onconetix in 2023, Proteomedix had $67,380 from sales of Proclarix. In the United States, the development and commercialization of Proclarix is being pursued by Laboratory Corporation of America Holdings, more commonly called LabCorp, pursuant to an exclusive license agreement entered into between Proteomedix and LabCorp in 2023.

Proteomedix was founded by a multi-disciplinary group of scientists and clinicians that include Prof. Emeritus Dr. med. Thomas Cerny, president of the Swiss Cancer Research Foundation, Prof. Ruedi Aebersold, a pioneer in proteomics technology development, and the late Prof. Dr. Wilhelm Krek, a leader in cancer research. Proteomedix’s management consists of Dr. Ralph Schiess (Chief Executive Officer), who developed the biomarker technology, and Christian Brühlmann (Chief Business Officer), with seasoned experience in finance, business development and product management. On February 18, 2025, Christian Brühlmann resigned from his position as Chief Strategy Officer of the Company. Mr. Brühlmann will remain in his position as Chief Business Officer of Proteomedix. On February 24, 2025, Dr. Schiess resigned from his positions as the Interim Chief Executive Officer of the Company and Chief Science Officer of Proteomedix, effective immediately, and from his position as Chief Executive Officer of Proteomedix, effective May 31, 2025.

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

In the United States, Proteomedix entered into an exclusive partnership with LabCorp in 2023 pursuant to which LabCorp has the exclusive right to develop and commercialize Proclarix, and other products developed by LabCorp using Proteomedix’s intellectual property covered by the license, in the United States for identification, screening, staging, predisposition, diagnosis, prognosis, monitoring, prevention or treatment selection with respect to prostate cancer. In consideration for granting LabCorp an exclusive license, Proteomedix received an upfront license fee and is entitled to royalty and milestone payments based upon sales of licensed products or services in the United States. LabCorp is wholly responsible for the cost of research, development and commercialization of licensed products or services in the United States but has the right to offset a portion of those costs against future royalty and milestone payments otherwise due to Proteomedix. Additionally, in December 2025, Proteomedix and LabCorp entered into an amendment to the exclusive partnership whereby LabCorp would conduct a new validation study starting in 2026.

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

Market Opportunity

Proclarix, the first diagnostic product of Proteomedix, is addressing unmet medical needs related to the early detection of prostate cancer, which is the second most frequently diagnosed cancer in men. There were 1,467,854 new cases of prostate cancer and 397,430 prostate cancer related deaths worldwide in 2022 according to World Cancer Research Fund International.

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

The worldwide market for in vitro diagnostic (“IVD”) products was valued at $109 billion in 2025. Europe and North America are the largest markets, followed by Asia, mainly Japan and China, according to MarketsandMarkets.

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

Since 2022, due to different reasons, the European Commission issued various updates to the IVDR to introduce transitional provisions for certain IVDs, which are already on the EU market prior to the Date of Application (legacy devices) and which are not to be substantially changed by function and design (Regulation (EU) 2022/112 and Regulation (EU) 2023/6074). The current accepted transitional periods provided for in IVDR Article 120 will end on either December 31, 2027, or December 31, 2028. Currently a new proposal (2024/0021 (COD)) is even proposing extended transitional periods up to December 31, 2029, for some devices (Class B and Class A sterile) and December 31, 2028, for medium risk IVDs (Class C). Due to these extended transition timelines for legacy devices, many IVD manufacturers are not yet setting compliance to IVDR on their highest priority. As of the date of this Report, Proteomedix transitioned from IVDD to IVDR and the Proclarix devices are certified under the new legislation and fully compliant with IVDR.

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

Figure 5: Proteomedix’s approach to improve prostate cancer disease management.

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

In 2022, Immunovia AB (Sweden) (“Immunovia”) partnered with Proteomedix to leverage Proteomedix’s research and development capabilities and advances their research and development efforts. With this partnership, Immunovia gained a more flexible research and development organization, increased its research and development productivity, and refocused internal resources on commercial build up, thus further accelerating the roll-out of their proprietary IMMrayTM PanCan-d test. The partnership capitalizes on the combined expertise of two leading innovators in proteomics-based diagnostics, who have both launched innovative oncology tests, Immunovia with IMMrayTM PanCan-d in the U.S. and Proteomedix with Proclarix® in Europe.

In September 2025, Proteomedix and Immunovia furthered their relationship by entering into a separate licensing agreement. Under the licensing agreement, Proteomedix will produce master cell lines for three of the five biomarkers used in PancreaSure, a Immunovia pancreatic cancer diagnostic test, and license key intellectual property related to the manufacturing of associated reagents to Immunovia in consideration for two payments of $300,000 each to Proteomedix, due on September 30, 2025, and March 31, 2026. Additionally, Immunovia will make a $100,000 payment for materials and pay a 3% royalty on net sales of PancreaSure and any other products incorporating the licensed intellectual property from January 1, 2026, through December 31, 2032.

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

Proteomedix also obtained a non-exclusive license from ETH Zurich for certain patents pertaining to specific enrichment of glycoproteins, including EP1514107 (expired June 3, 2023) and US7183118 (expired May 3, 2024), that ETH Zurich licensed from the Institute for Systems Biology (ISB), Seattle. The license enabled Proteomedix to use the glycoprotein technology for the development of new diagnostic products. The license was terminated in connection with the expiration of the patent and no further license payments are required.

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

Employees

As of March 10, 2026, we had 2 full-time and 6 subcontracted employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

Properties and Facilities

We currently lease an office located at 201 E Fifth Street, Suite 1900, Cincinnati, OH 45202, which is renewed on a monthly basis.

Additionally, Proteomedix leases office and lab space located at Wagistrasse 23, 8952 Schlieren, Switzerland. This lease expired on December 31, 2025 and was renewed for a two-year term with a monthly rent of $2,000 per month. The lease will automatically renew for successive two-year terms, unless terminated. Either party may terminate the lease with twelve months’ written notice.

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

Fundraising Activities

On October 1, 2024, the Board authorized the Company to create a series of 10,000 shares of preferred stock designated as “Series C Preferred Stock”, with a par value of $0.00001, pursuant to the Certificate of Designations of Series C Preferred Stock. At any time after the initial issuance date of Series C Preferred Stock, each Series C Preferred Stock shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock. On October 2, 2024, the Company entered into, and sold, to six institutional investors (collectively, the “Series C PIPE Investors”), pursuant to a securities purchase agreement, an aggregate of 3,499 shares of Series C Preferred Stock, which includes an issuance of 840 shares of Series C Preferred Stock to the lead investor in consideration for the Series C PIPE Investors’ irrevocable commitment to purchase shares of the Series C Preferred Stock, and warrants to purchase 6,963 shares of Common Stock, for aggregate net cash proceeds to the Company of $1.9 million.

On October 2, 2024, the Company entered into a Common Stock ELOC Purchase Agreement relating to a Committed Equity Facility with an institutional investor (the “ELOC Purchaser”), whereby the Company may offer and sell, from time to time at its sole discretion, and whereby the ELOC Purchaser has committed to purchase, up to $25.0 million of the Company’s newly issued Common Stock, subject to certain limitations. As of December 31, 2025, the Company has sold approximately 661,762 shares under the ELOC Purchase Agreement for gross proceeds of approximately $7.1 million.

On July 16, 2025, the Company exercised its voluntary adjustment right under the Certificate of Designation of the Series C Preferred Stock to lower the conversion price of the Series C Preferred Stock to $3.50, and holders of 1,920 shares Series C Preferred Stock agreed to convert their shares into shares of Common Stock.

As of December 31, 2025, 7 shares of Series C Preferred Stock were outstanding from the original issuance of 3,499, after the redemption of 1,369 shares of Series C Preferred Stock for an aggregate consideration of $1.71 million, the conversion of 1,920 shares of Series C Preferred Stock into common stock, and the exchange of 203 shares of Series C Preferred Stock into 244 shares of Series D Preferred Stock.

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

On October 1, 2025, the Company entered into a securities purchase agreement (the “Series E Securities Purchase Agreement”) with institutional investor(s) and sold to such institutional investors(s)(collectively, the “Series E PIPE Investors”), an aggregate of 7,813 shares of Series E convertible preferred stock, par value $0.00001 per share (“Series E Preferred Stock”), which are convertible into shares of common stock and warrants (the “Series E Warrants”) to purchase 2,025,223 shares of Common Stock, for an aggregate purchase price of approximately $6.25 million, which was also equal to the net cash proceeds. The exercise price of the Series E Warrants is $3.8576, and the Series E Warrants are exercisable beginning on the issuance date and expire on the third anniversary of the issuance date.

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

We are a commercial-stage biotechnology company that was incorporated in October 2018. Our net loss was $14.0 million and $58.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $131.2 million. We also generated negative operating cash flows of $9.7 million for the year ended December 31, 2025.

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

We has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future.  As of December 31, 2025, we had cash of approximately $5.2 million, a working capital deficit of approximately $3.1 million and an accumulated deficit of approximately $131.2 million. In addition, as of March 11, 2026, our cash balance was approximately $3.6 million.

We estimate, as of the date of this Report, that our current cash balance is not sufficient to fund operations for one year from the date of issuance of these consolidated financial statements. We believe that we will need to raise substantial additional capital to fund our continuing operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s working capital needs and business activities, including the commercialization of Proclarix, which is still subject to further successful development and commercialization activities within certain jurisdictions.

We have entered into Series D and Series E PIPE financings with certain investors in September 2025 and October 2025, respectively which provided us additional cash flow to support our near-term operations. While such capital raises may enable us to sustain current operations and meet existing obligations, we continue to generate recurring net operating losses and have not yet established sustained positive cash flows to support our strategic growth initiatives. Such initiatives include the commercialization of Proclarix and our development and commercialization of future product candidates. These factors raise substantial doubt on our ability to continue as a going concern for one year from the date of issuance of our consolidated financial statements for the financial year ended December 31, 2025.

Our management plans for funding our operations include generating product revenue from sales of Proclarix, which is currently subject to further successful development and commercialization activities within certain jurisdictions. Our management also intends to pursue additional equity or debt financing to support operations and strategic initiatives. However, other than the outstanding Committed Equity Facility, there are currently no committed sources of financing, and there is no assurance that additional funding will be available on favorable terms, if at all. This uncertainty raises significant concern about our ability to sustain operations and execute our strategic initiatives. If additional capital is not secured, we may need to curtail clinical trials, development, and commercialization efforts, and take further measures to reduce expenses to conserve cash.

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

As of December 31, 2025, we had total current liabilities of approximately $9.1 million, including accounts payable of approximately $1.8 million, accrued expenses of approximately $0.3 million, derivative liabilities of approximately $7.0 million, and approximately $0.03 million related to contingent warrant liabilities. As of the same date, we had cash of only $5.2 million. In September 2025, we completed a Series D financing, which satisfied all amounts due under the Veru notes. In October 2025, we completed a Series E financing, and plan to seek additional funding as necessary to support our operations and growth initiatives. However, the level of our current liabilities may make it more difficult for us to obtain adequate financing on favorable terms, if at all. If those to whom these payments are due were to demand immediate payment, as they are entitled to do, and we are not able to make the required payments, we would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and insolvency. Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

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

Our business currently depends heavily on the successful commercialization of our product Proclarix. We cannot be certain that our product will be successfully commercialized. The manufacturing, safety, efficacy, labeling, sale, marketing, and distribution of our product are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. The success of our product will depend on several additional factors, including:

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

In addition, we may not successfully commercialize our product. We or our collaboration partners in any potential commercial marketing efforts of our product may not be successful in achieving widespread patient or physician awareness or acceptance of this product. Also, we may be subject to pricing pressures from competitive products or from governmental or commercial payors or regulatory bodies that could make it difficult or impossible for us to commercialize our product. Any failure to commercialize our product could have a material adverse effect on our future revenue and our business

Obtaining and maintaining regulatory approval of our product in one jurisdiction does not mean that we will be successful in obtaining regulatory approval in other jurisdictions.

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

Company shareholders may not realize a benefit from the Proteomedix acquisitions commensurate with the ownership dilution they have experienced in connection with the transactions.

If the Company is unable to realize the full strategic and financial benefits previously anticipated from acqusition, our shareholders may experience a dilution of their ownership interests in our Company without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the Company is able to realize only part of the strategic and financial benefits previously anticipated from the transactions. In light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company abandoned commercialization of ENTADFI and no longer holds inventory of ENTADFI. There is currently no plan to resume commercialization of ENTADFI.

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

We derive a large portion or all of our revenues from a few major customers. For the year ended December 31, 2025, 100% of our development service revenue, 100% of our other revenue, and 92% of our product sales revenue came from Immunovia, and 5% and 3% of our remaining product sales revenue came from Zentrum fur Labormedizi and Cambridge, respectively. For the year ended December 31, 2024, 100% of our development service revenue came from Immunovia, and 73% and 18% of our product sales revenue came from LabCorp and Cambridge, respectively.

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

As of March 11, 2026, we had 2 full-time and 6 subcontracted employees. We will need to increase the size of our organization in order to support our continued commercialization of our product. As our commercialization plans and strategies continue to develop, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources may increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Given the amount of time required for the development, testing and regulatory review of new diagnostic methods and/or vaccine candidates, patents protecting such diagnostic methods and/or vaccine candidates might expire before or shortly after such methods or vaccine candidates are commercialized. As a result, the patents and patent applications owned or licensed may not provide us with sufficient rights to exclude others from commercializing methods/products similar or identical to ours. Even if we believe that the patents involved are eligible for certain (and time-limited) patent term extensions, there can be no assurance that the applicable authorities, including the FDA and the USPTO, and any equivalent regulatory authority in other countries, will agree with our assessment of whether such extensions are available, and such authorities may refuse to grant extensions to such patents, or may grant more limited extensions than requested. For example, depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of the U.S. patents licensed may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements.

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

The enhanced ACA premium subsidies that were extended through 2025 under the Inflation Reduction Act are still in effect, even though they were set to expire at the end of 2025. Extension efforts are ongoing, but Congress has not yet succeeded in securing a continuation of enhanced ACA exchange subsidies beyond 2025, and the outcome remains uncertain. Meanwhile, the Medicare drug price negotiation program created by the IRA is now being implemented: Medicare has negotiated lower prices for an initial set of high-cost Part D drugs effective January 1, 2026, and additional drugs have been selected for subsequent years, with negotiation expanding in 2027 and beyond to include more Part D and later Part B drugs

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

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

In addition, the stock market in general, and the stock of medical biotechnology companies like ours, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the issuer. For example, on February 13, 2025 and May 13, 2025, the closing price of our common stock on Nasdaq was $46.07 and $6.46, respectively, and daily trading volume on these days was approximately 2,498 and 95,267 shares, respectively. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, a proportion of our common stock may be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. While the market price of our common stock may respond to developments regarding operating performance and prospects, expansion plans, developments regarding our participation in direct contracting, and developments regarding our industry, we believe that the extreme volatility we experienced in recent periods reflects market and trading dynamics unrelated to our underlying business, our actual or expected operating performance, our financial condition, or macro or industry fundamentals, and we do not know if these dynamics will continue or how long they will last. Under these circumstances, we caution you against investing in our common stock, unless you are prepared to incur the risk of losing all or a substantial portion of your investment.

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

As of March 11, 2026, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own or control 557,604 shares of our common stock, which in the aggregate represents approximately 15.6% of the outstanding shares of our common stock. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, the approval of any business combination and any other significant corporate transaction. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from yours.

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

If we or our existing stockholders, directors and officers sell, or indicate an intent to sell, substantial amounts of our common stock or securities convertible into our common stock in the public market after contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly and could decline below the initial public offering price. We have outstanding 3,584,245 shares of common stock as of the date hereof, assuming no exercise of outstanding options or warrants, are or will be freely tradable, without restriction, in the public market. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business. We have previously registered 17,058 shares of common stock under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and lock-up agreements.

Upon issuance, the 23 shares subject to outstanding options under our stock option plan and the shares reserved for future issuance under our stock option plan will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

In particular, the Company is party to an ELOC, pursuant to which it may offer and sell, from time to time at its sole discretion, up to $25.0 million of newly issued Common Stock, subject to certain limitations. As of December 31, 2025, the Company has sold approximately 661,762 shares under the ELOC Purchase Agreement for aggregate proceeds of approximately $7.1 million. In addition, as of December 31, 2025, 7 shares of Series C Preferred Stock were outstanding from the original issuance of 3,499 shares of Series C Preferred stock to institutional investors, after (i) the redemption of 1,369 shares of Series C Preferred Stock for aggregate consideration of $1.71 million, (ii) the conversion of 1,920 shares of Series C Preferred Stock into shares of common stock, and (iii) the exchange of 203 shares of Series C Preferred Stock into 244 shares of Series D Preferred Stock. As of December 31, 2025, 16,325 shares of Series D Preferred Stock and 7,813 shares of Series E Preferred stock, respectively, were outstanding. In addition, as of March 11, 2026, at the election of their holders, 1,916 shares of Series D Preferred Stock had converted into 1,852,715 shares of common stock and 132 shares of Series E Preferred Stock had converted into 176,363 shares of common stock.

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

Risks Related to Pending Share Exchange

We could fail to complete the Realbotix Transactions, or the Realbotix Transactions may be completed on different terms.

There can be no assurance that the Realbotix Transactions will be completed, or if completed, that they will be completed on the same or similar terms to those set out in our previous disclosure. The Realbotix Transactions are subject to the satisfaction of a number of conditions precedent, some of which are outside our control, which include, among others, performance by Simulacra and Realbotix of their respective obligations and covenants in the Share Exchange Agreement. If these conditions are not satisfied (or waived) or the Realbotix Transactions are not completed for any other reason, our stockholders will not receive the consideration contemplated in the Share Exchange Agreement.

If the Realbotix Transactions are not completed, our ongoing business may be adversely affected as a result of the costs (including opportunity costs) incurred in respect of pursuing the Realbotix Transactions, and we could experience negative reactions from the financial markets, which could cause a decrease in the market price of our Common Stock, particularly if the current market price reflects market assumptions that the Realbotix Transactions will be completed or completed on certain terms. We may also experience negative reactions from our employees and there could be negative impact our ability to attract future business opportunities. Failure to complete the Realbotix Transactions or a change in the terms of the Realbotix Transactions could each have a material adverse effect on our business, financial condition and results of operations.

The issuance of securities would result in significant dilution in the equity interest of existing stockholders and adversely affect the marketplace of our Common Stock.

The issuance or conversion of Common Stock or other securities convertible into Realbotix Common Stock in connection with the Realbotix Transactions would result in significant dilution in the equity interest of our existing stockholders and adversely affect the market price of our Common Stock. In addition, future issuances of, or conversions of, securities may result in significant dilution to our existing stockholders, which could adversely impact your investment.

Our stockholders may not realize a benefit from the acquisition of Realbotix commensurate with the ownership dilution they will experience in connection with the Realbotix Transactions contemplated by the Share Exchange Agreement.

If we are unable to realize the full strategic and financial benefits currently anticipated from the Realbotix Transactions, our stockholders may experience a dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent we are able to realize only part of the strategic and financial benefits currently anticipated from the Realbotix Transactions. The Realbotix Transactions may pose integration challenges which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of the Realbotix Transactions to our stockholders.

The failure to successfully integrate the businesses of us and Realbotix in the expected timeframe would adversely affect our future results.

Our ability to successfully integrate our operations and those of Realbotix will depend, in part, on our ability to realize the anticipated benefits from the Realbotix Transactions. If we are not able to achieve the stated objectives, the anticipated benefits of the Realbotix Transactions may not be realized fully, or at all, or may take longer to realize than expected, and the value of our Common Stock may be adversely affected. In addition, the integration of our and Realbotix’s respective businesses will be a time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to our operations. It is possible that the integration process could result in the loss of key employees, the disruption of our business or the identification of inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, creditors or lessors, or to achieve the anticipated benefits of the Realbotix Transactions. Delays encountered in the integration process could have a material adverse effect on our operating results and financial condition, including the value of our Common Stock.

The pending Realbotix Transactions may divert the attention of our management.

The pending Realbotix Transactions could cause the attention of our management to be diverted from the day-to-day operations. These disruptions could be exacerbated by a delay in the completion of the Realbotix Transactions and could have an adverse effect on our business, operating results or prospects regardless of whether the Realbotix Transactions are ultimately completed.

Unexpected market disruptions may cause major losses for us not anticipated under the Share Exchange Agreement.

We may incur major losses in the event of disrupted markets and other extraordinary events in which market behavior diverges significantly from historically recognized patterns, which may offset any potential benefits achieved under the Share Exchange Agreement. The risk of loss in such events may be compounded by the fact that, in disrupted markets, many positions become illiquid, making it difficult or impossible to close out positions against which markets are moving. Market disruptions caused by unexpected political, military and terrorist events, or other factors, may from time to time cause dramatic losses for us.

Risks associated with changes in the technology industry.

Realbotix operates in a competitive industry characterized by rapid technological change and evolving industry standards. Realbotix’s ability to attract new customers to its business, and generate revenue from existing customers will depend largely on its ability to anticipate industry standards and trends, respond to technological advances in its industry, and keep pace with technological developments and customers’ increasingly sophisticated needs. The success of any enhancement of Realbotix’s products or new related applications will depend on several factors, including the timely completion and market acceptance of the products.

Realbotix’s services are expected to embody complex technology that may not meet those standards, changes and preferences. Realbotix’s ability to design, develop and commercially launch products depends on a number of factors, including, but not limited to, its ability to design and implement solutions and services at an acceptable cost and quality, its ability to attract and retain skilled technical employees, the availability of critical components from third parties, and its ability to successfully complete the development of the products in a timely manner. There is no guarantee that Realbotix will be able to respond to market demands. If Realbotix is unable to effectively respond to technological changes or fails or delays to develop services in a timely and cost-effective manner, Realbotix may be unable to recover our development expenses which could negatively impact sales, profitability and the continued viability of its business.

We may be unable to protect Realbotix’s intellectual property.

Realbotix’s commercial success depends to a significant degree upon its ability to develop new or improved technologies, instruments, and services, and to obtain patents, where appropriate, or other intellectual property rights or statutory protection for these technologies and products in Canada and the United States. Despite devoting resources to the research and development of proprietary technology, Realbotix, may not be able to develop new technology that is patentable or protectable. Further, patents issued to Realbotix, if any, could be challenged, held invalid or unenforceable, or be circumvented and may not provide Realbotix with necessary or sufficient protection or a competitive advantage. Competitors and other third parties may be able to design around Realbotix’s intellectual property or develop technology similar to Realbotix’s products that is not within the scope of such intellectual property. Realbotix’s inability to secure its indirectly owned, intellectual property rights may have a materially adverse effect on its business and results of operations.

The business of Realbotix is exposed to cybersecurity risks.

Cyber incidents can result from deliberate attacks or unintentional events, and may arise from internal sources (e.g., employees, contractors, suppliers and operational risks) or external sources (e.g., nation states, terrorists, hacktivists, competitors and acts of nature). Cyber incidents include unauthorized access to information systems and data (e.g., through hacking or malicious software) for purposes of misappropriating or corrupting data or causing operational disruption. Cyber incidents also may be caused in a manner that does not require unauthorized access, such as causing denial-of-service attacks on websites (e.g., efforts to make network services unavailable to intended users). A cyber incident that affects Realbotix might cause disruptions and adversely affect their respective business operations and might also result in violations of applicable law (e.g., personal information protection laws), each of which might result in potentially significant financial losses and liabilities, regulatory fines and penalties, reputational harm, and reimbursement and other compensation costs to Realbotix. In addition, substantial costs might be incurred to investigate, remediate, and prevent cyber incidents.

We expect to incur significant transaction costs in connection with the Realbotix Transactions

We expect to incur a number of non-recurring costs associated with negotiating and completing the Realbotix Transaction. These fees and costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Realbotix Transaction is completed. A substantial majority of our non-recurring expenses will consist of transaction costs related to the Realbotix Transactions and include, among others, fees paid to financial, legal, accounting and other advisors. We will continue to assess the magnitude of theses costs, and we may incur additional unanticipated costs. The costs described above and any unanticipated costs and expenses, many of which will be borne by us even if the Realbotix Transaction is not completed, could have an adverse effect on our financial condition and operating results.

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

We have implemented our cybersecurity program, which is aimed at safeguarding the confidentiality, integrity, and availability of our essential systems and information, and is designed to detect and mitigate risks from cybersecurity threats to our data and our systems. The program is subject to ongoing review and improvement as our threat environment and operations evolve. Central to our cybersecurity efforts is a robust incident response plan designed to address potential cyber incidents swiftly and effectively.

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

The key components of our cybersecurity program include:

●	conducting risk assessments to identify material cybersecurity threats to our critical systems, data, product, services, and overall IT infrastructure;

●	a third-party security expert consultant overseeing the risk assessment process, maintenance of security controls, and coordination of responses to cybersecurity incidents;

●	engagement with external service providers to evaluate, enhance, or support our security measures;

●	an incident response plan outlining specific procedures for managing cybersecurity incidents; and

●	Cybersecurity awareness training for employees to promote a security-conscious culture and reduce the risk of human error.

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

The responsibility for day-to-day management of cybersecurity risks lies with our management team, including the Interim Chief Financial Officer. This team is responsible for our cybersecurity initiatives, coordinating both internal and external resources to anticipate, identify, and mitigate cyber threats. Our approach includes regular updates from our third-party security expert consultant, leveraging intelligence from various sources, and utilizing advanced security tools to protect our digital environment. Our third-party security expert consultant has over 30 years of experience with cybersecurity, information technology development and deployment, and information technology risk assessment and management, including information security management.

Item 2. Properties

We currently lease an office located at 201 E Fifth Street, Suite 1900, Cincinnati, OH 45202, which is renewed on a monthly basis.

Additionally, Proteomedix leases office and lab space located at Wagistrasse 23, 8952 Schlieren, Switzerland. This lease expired on December 31, 2025, and was renewed for a successive two-year term, resulting in an additional right-of-use asset and lease liability of approximately $49,000. The lease, as renewed, requires payments of approximately $24,000 over the next twelve months. The lease will automatically renew for successive two-year terms, unless terminated. Either party may terminate the lease with twelve months’ written notice.

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

Holders

As of March 11, 2026, there were approximately 27 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

None that have not been previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

We also own ENTADFI, an FDA-approved, once daily pill that combines finasteride and tadalafil for the treatment of BPH, a disorder of the prostate. However, in light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company abandoned commercialization of ENTADFI and no longer holds remaining inventory of the product as of December 31, 2025. In addition, as part of cost reduction efforts and in connection with our initial pause in commercializing ENTADFI, we terminated three employees involved with the ENTADFI program, effective April 30, 2024, with such individuals to continue assisting the Company on an as-needed, consulting basis. Based on the circumstances surrounding ENTADFI, at June 30, 2024, the ENTADFI assets were fully impaired.

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

Proclarix is CE-marked and for sale in Europe. We continue our sales efforts and expect growing revenues from sales of Proclarix in 2026 and beyond. We anticipate these sales to offset some expenses relating to commercial scale up and development, but we expect our expenses also to increase in connection with our ongoing activities, as we:

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

We do not have any products approved for sale, aside from (i) Proclarix and (ii) ENTADFI, which has not generated any revenue from product sales; we have determined to abandon commercialization of ENTADFI and no longer holds inventory of the product, we have financed our operations primarily with proceeds from our sale of preferred securities to seed investors, the initial public offering (“IPO”), and subsequent offerings of debt and equity securities. We will continue to require significant additional capital to commercialize Proclarix, and to fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and to rely on third-party resources for marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches, to support our operations.

Some recent key developments affecting our business include the following:

Realbotix Corp. Share Exchange Agreement

On February 11, 2026, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among (i) Onconetix, (ii) Realbotix Corp., a company existing under the laws of the Province of Ontario (“Parent”), (iii) Simulacra Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (the “Seller”) and (iv) Realbotix, LLC, a Delaware limited liability company and wholly owned subsidiary of the Seller (the “Realbotix”).

Pursuant to the Share Exchange Agreement, subject to the terms and conditions set forth therein, the Seller agreed to contribute and transfer to us, and we agreed to acquire and accept, all of the issued and outstanding equity interests of Realbotix (the “Realbotix Interests”) in exchange for newly issued shares of Common Stock. (the “Share Exchange” and the other transactions contemplated by the Share Exchange Agreement, the “Realbotix Transactions”).

For more information about the Realbotix Transaction, see “Realbotix Corp. Share Exchange Agreement” in Item 1.

February 2026 Special Meeting of Stockholders

On February 3, 2026, the Company held a special meeting of stockholders (the “Special Meeting”), whereby its stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of Common Stock at a ratio in the range of 1-for-2 to 1-for-50, at any time prior to the one-year anniversary date of the Special Meeting, with such ratio to be determined by the Board or without further approval or authorization of the Company’s stockholders.

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

Termination of Ocuvex Business Combination Agreement:

On July 16, 2025, the Company entered into an Agreement and Plan of Merger with (i) Onconetix Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company, and (ii) Ocuvex Therapeutics, Inc., a Delaware corporation (“Ocuvex”, and such agreement, the “Ocuvex Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Ocuvex, with Ocuvex surviving the merger as a direct, wholly owned subsidiary of the Company (the “Ocuvex Merger” and the other transactions contemplated by the Merger Agreement, the “Ocuvex Transactions”).

Effective September 24, 2025, pursuant to Section 9.01(a) of the Ocuvex Merger Agreement, the Company and Ocuvex entered into a Termination and Release Agreement (the “Termination Agreement”) pursuant to which they agreed to terminate the Merger Agreement and the transactions contemplated thereby. The Termination Agreement also terminates and makes void the ancillary documents entered into in connection with the Ocuvex Merger Agreement. The Termination Agreement also provides for a mutual release of claims among Company and Ocuvex and their affiliates and in consideration of the foregoing, the Company agreed to pay to Ocuvex, an amount equal to $302,343.55 (the “Termination Payment”), which represents all amounts payable by the Company to Ocuvex pursuant to Section 6.02(f) of the Ocuvex Merger Agreement.

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

Concurrently with entering into the Series D Securities Purchase Agreement, the Company also entered into a registration rights agreement with the Series D PIPE Investors, pursuant to which it has agreed to provide the Series D PIPE Investors with certain registration rights related to the shares of Common Stock underlying the shares of Series D Preferred Stock and Series D Warrants.

Amendment to Series D and Series E Warrants

On December 23, 2025, the Company entered into Limited Waiver Agreements (the “Warrant Limited Waiver”) with all holders of the Series D and Series E Warrants, effective as of October 1, 2025, pursuant to which such holders agreed to waive certain provisions of their Series D Warrants and Series E Warrants. Specifically, in the event the Company issues securities with a conversion price dependent on the price of the Common Stock (the “Variable Price”), the holders of Series D Warrants and Series E Warrants will no longer have the optional right to convert their applicable Series D Warrants and Series E Warrants at the Variable Price.

Additionally, the Warrant Limited Waiver waived the right of the Series D Warrants and the Series E Warrants to receive a guaranteed cash payment in connection with a “Fundamental Transaction” (as such term is defined in the Series D Warrants and Series E Warrants). Instead, in connection with a “Fundamental Transaction” that is not within the Company’s control, the holders of Series D Warrants and Series E Warrants are entitled only to receive the same form and proportion of consideration (or deemed common stock of the successor entity, if no such consideration is paid) as is offered and paid to holders of Common Stock, the definition of “Fundamental Transaction” in Series D Warrants and the Series E Warrants was further amended by the Warrant Limited Waiver to replace each reference to “at least” 50% with “more than” 50% of the outstanding Common Stock.

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

Keystone Notes Payable

During the year ended December 31, 2025, the Company issued six subordinated promissory notes to Keystone Capital Partners, LLC, each with an original issue discount and payable upon the earlier of (i) receipt of sufficient proceeds from the Company’s Equity Line of Credit (“ELOC”) with an institutional investor (the “ELOC Purchaser”) or (ii) a specified maturity date. All notes are subordinated to the Company’s existing debt obligations to Veru, do not initially bear interest, and are subject to a late charge of 15% per annum on any unpaid amounts past due.

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

On September 22 2025, Keystone Capital Partners, LLC and the Company agreed to exchange the principal owed under the May Keystone Note, the June Keystone Note, the August 6 Keystone Note and the August 28 Keystone Notes for Series D Preferred Stock of 1,660 shares and Warrants of 449,395 shares of common stock in connection with the Series D PIPE Financing. The February Keystone Note was paid in full on October 10, 2025.

During the year ended December 31, 2025, the Company recorded approximately $0.8 million of interest expense, respectively, which includes accrued interest and amortization of the debt discount. The unamortized debt discount as of December 31, 2025 and 2024 was $0 and $5,000, respectively. As of December 31, 2025 and 2024, the Company has recorded accrued interest of approximately $0 and $0.1 million, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets.

Series C PIPE Financing and ELOC

On October 1, 2024, the Board authorized the Company to create a series of 10,000 shares of preferred stock designated as “Series C Preferred Stock”, with a par value of $0.00001, pursuant to the certificate of designations. At any time after the initial issuance date of Series C Preferred Stock, each Series C Preferred Stock shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock. On October 2, 2024, the Company entered into, and sold, to six institutional investors (collectively, the “Series C PIPE Investors”), pursuant to the securities purchase agreement an aggregate of 3,499 shares of Series C Preferred Stock which includes an issuance of 840 shares of Series C Preferred Stock to the lead investor in consideration for the Series C PIPE Investors’ irrevocable commitment to purchase shares of the Series C Preferred Stock, and warrants to purchase 6,963 shares of Common Stock (“Series C Warrants”) for aggregate net cash proceeds to the Company of $1.9 million. The exercise price of the Series C Warrants is $372.30 on a post-reverse split basis, and the Series C Warrants are exercisable six months after the issuance date and expire on the third anniversary of their initial issuance.

On October 2, 2024, in connection with the ELOC, the Company also entered into the ELOC Purchase Agreement with the ELOC Purchaser, whereby the Company may offer and sell, from time to time at its sole discretion, and whereby the ELOC Purchaser has committed to purchase, up to $25.0 million of the Company’s newly issued Common Stock, subject to the limitations described herein. Concurrently with entering into the ELOC Purchase Agreement, the Company also entered into a registration rights agreement with the ELOC Purchaser, pursuant to which it agreed to provide the ELOC Purchaser with certain registration rights related to the shares issued under the ELOC Purchase Agreement (the “ELOC Registration Rights Agreement”).

On July 16, 2025, the Company exercised its voluntary Series C Preferred Stock adjustment right to lower the conversion price of the Series C Preferred Stock to $3.50, and holders of 1,920 Series C Preferred Stock shares agreed to convert their shares into shares of common stock.

As of December 31, 2025, 7 shares of Series C Preferred Stock were outstanding from the original issuance of 3,499 shares of Series C Preferred Stock to institutional investors, after the i) redemption of 1,369 shares of Series C Preferred Stock for aggregate consideration of $1.71 million, ii) the conversion of 1,920 shares of Series C Preferred Stock into shares of Common Stock, and iii) the exchange of 203 shares of Series C Preferred Stock into 244 shares of Series D Preferred Stock.

Certain Significant Relationships

We have entered into grant, license and collaboration arrangements with various third parties as summarized below. For further details regarding these and other agreements, see the section titled “Business - Intellectual Property” and Note 5 to our consolidated financial statements included elsewhere in this Report.

Laboratory Corporation of America

On March 23, 2023, Proteomedix entered into a license agreement with LabCorp (“LabCorp License Agreement”) pursuant to which LabCorp has the exclusive right to develop and commercialize Proclarix and other products developed by LabCorp using Proteomedix’s intellectual property covered by the license, in the United States (“Licensed Products”). In consideration for granting LabCorp an exclusive license, Proteomedix received an initial license fee in the mid-six figures upon signing of the LabCorp License Agreement. Additionally, Proteomedix is entitled to royalty payments between 5% and 10% on the net sales recognized by LabCorp of any Licensed Products plus milestone payments as follows:

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

A total of $2.5 million in milestone payments are payable under the LabCorp License Agreement. An additional $0.5 million was paid to Proteomedix as an initial license fee in 2023.

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

The LabCorp License Agreement and related royalty payment provisions expire during 2038, which approximates the expiration of the last patent covered by the LabCorp License Agreement. LabCorp has the right to terminate the LabCorp License Agreement for any reason by providing 90 days written notice to Proteomedix. Either party may terminate the LabCorp License Agreement due to a material breach of the terms of the LabCorp License Agreement with 30 days’ notice, provided such breach is not cured within the foregoing 30-day period. Finally, Proteomedix may terminate the LabCorp License Agreement with 60 days’ notice in the event LabCorp fails to make any undisputed payment due, provided that LabCorp does not remit the payment within the foregoing 60-day period.

On December 6, 2025, Proteomedix and LabCorp entered into an amendment (the “LabCorp Amendment”) of the LabCorp License Agreement. The Amendment provides for a new validation study to be conducted by LabCorp for Proclarix, titled Prostate Cancer Risk Identification in a Multi-Ethnic Cohort: A Prospective U.S.-Based Multi-Center Validation Study of Proclarix (the “PRIME Study”). Pursuant to the LabCorp Amendment, LabCorp will not be required to pay any royalties or milestone payments in connection with its use of the risk calculator for purposes of the PRIME Study. The Company will compensate LabCorp with specified milestone-based payments for conducting the PRIME Study of up to $300,000 in the aggregate and will bear all associated costs and expenses. Mid-five figure milestone payments will be made as subjects are enrolled, commencing on the effective date of the PRIME Study and to be paid for every additional batch of subjects enrolled. If the final milestone tier is not reached, the Company must pay Labcorp a fixed amount per subject enrolled beyond the last milestone tier that was paid. All payments are due within thirty (30) days of each invoice.

Pursuant to the LabCorp Amendment, LabCorp is also required to provide the Company with the results of each clinical study conducted by LabCorp upon completion; however, the Company may not use or disclose such results to any third party without LabCorp’s prior consent.

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

In return, Immunovia will make total payments of $0.6 million over two payments of $0.3 million each to Proteomedix, due on September 30, 2025 (“Initial Up Front Payment”), and March 31, 2026 (“Second Up Front Payment”). Based on the terms of the agreement and the nature of the license, the Company determined that the performance obligations were satisfied upon the transfer of the licensed rights which occurred during 2025. Accordingly, the Company recognized $0.6 million as license revenue during the year ended December 31, 2025.

Additionally, Immunovia will make a $0.1 million payment for materials and pay a 3% royalty on net sales of PancreaSure and any other products incorporating the licensed intellectual property from January 1, 2026, through December 31, 2032.

Services Agreement

On July 21, 2023, the Company, entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with IQVIA, pursuant to which IQVIA was to provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with IQVIA for certain subscription services providing prescription market data access to the Company. The fees under the second statement of work totaled approximately $800,000, and the term was through July 14, 2025. On October 12, 2023, the Company terminated the Master Services Agreement and the statements of work. The Company recorded net credits of approximately $0.5 million related to this contract during the year ended December 31, 2024, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. The Company had approximately $0 and $1.1 million recorded in related accounts payable as of December 31, 2025 and 2024, respectively, which includes amounts due for early termination of the contract. See Note 5 to our consolidated financial statements included elsewhere in this Report.

On January 15, 2025, the Company and IQVIA entered into a Settlement Agreement (the “IQVIA Settlement Agreement”) concerning potential termination payments under the Master Services Agreement and statements of work. Pursuant to the IQVIA Settlement Agreement, the Company agreed to pay to IQVIA an aggregate of $150,000 in exchange for a mutual release of all claims in connection with the Master Services Agreement. As of December 31, 2025, the Company paid IQVIA the agreed upon amount of $150,000 and recorded a gain of approximately $(0.9) million on settlement of accounts payable.

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

We anticipate that our selling, general and administrative expenses related to Proteomedix will decrease when compared to historical levels due to cost reduction efforts, including headcount reductions, and the termination of Proteomedix’s pension plan.

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

Other Income (Expense)

Other income (expense) is comprised of interest expense on notes payable, loss on extinguishment of notes payable, loss on issuance of preferred stock and warrants, loss on extinguishment of preferred stock, gain on forgiveness of accounts payable, the change in fair value of financial instruments that are recorded as liabilities, which includes the related party subscription agreement liability, the contingent warrant liability, derivative and warrant liabilities for share of Series D and E preferred stock, and other income.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our statements of operations and comprehensive loss for the periods indicated:

	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Revenue	$815,371	$2,524,116	$(1,708,745)	(67.7)%
Cost of revenue	182,458	1,469,018	(1,286,560)	(87.6)%
Gross profit (loss)	632,913	1,055,098	(422,185)	(40.0)%

Operating expenses
Selling, general and administrative	$7,043,902	$11,231,982	(4,188,080)	(37.3)%
Research and development	(66,133)	154,359	(220,492)	(142.8)%
Impairment of ENTADFI assets	—	3,530,716	(3,530,716)	(100.0)%
Impairment of Goodwill	11,512,000	32,347,000	(20,835,000)	(64.4)%
Impairment of Intangibles	—	10,279,796	(10,279,796)	(100.0)%
Total operating expenses	18,489,769	57,543,853	(39,054,084)	(67.9)%
Loss from operations	(17,856,856)	(56,488,755)	38,631,899	(68.4)%

Other income (expense)
Loss on extinguishment of note payable	(5,384,719)	—	(5,384,719)	100.0%
Loss on issuance of preferred stock and warrants	(3,674,329)	—	(3,674,329)	100.0%
Loss on extinguishment of preferred stock	(196,244)	—	(196,244)	100.0%
Interest expense – related party	—	(534,245)	534,245	(100.0)%
Interest expense	(751,005)	(873,433)	122,428	(14.0)%
Interest Income	2	18	(16)	(88.9)%
Change in fair value of subscription agreement liability	3,127,962	(3,259,000)	6,386,962	196.0%
Change in fair value of contingent warrant liabilities	16,499	1,250,466	(1,233,967)	(98.7)%
Change in fair value of Series D Warrant Liability	10,377,638	—	10,377,638	100.0%
Change in fair value of Series D Derivative Liability	(3,809,333)	—	(3,809,333)	100.0%
Change in fair value of Series E Warrant Liability	4,486,847	—	4,486,847	100.0%
Change in fair value of Series E Derivative Liability	(1,539,014)	—	(1,539,014)	100.0%
Gain on forgiveness of accounts payable	944,694	—	944,694	100.0%
Other income	226,041	168,746	57,295	34.0%
Total other income (expense)	3,825,039	(3,247,448)	7,072,487	217.8%
Loss before income taxes	(14,031,817)	(59,736,203)	45,704,386	(76.5)%
Income tax (expense) benefit	(525)	1,045,180	(1,045,705)	(100.1)%
Net loss	$(14,032,342)	$(58,691,023)	44,658,681	(76.1)%
Deemed dividend Series C preferred stock	(1,498,595)	(206,404)	(1,292,191)	626.0%
Net loss applicable to common stockholders’	$(15,530,937)	$(58,897,427)	43,366,490	(73.6)%

Revenue, Cost of Revenue, and Gross Margin

For the year ended December 31, 2025, revenue decreased by approximately $1.7 million to $0.8 million from $2.5 million for the year ended December 31, 2024. Revenues in both periods were generated entirely by the Company’s Proteomedix subsidiary. The decrease was primarily attributable to a $2.3 million reduction in development services revenue reflecting the completion of a service contract with Immunovia in 2024 which did not recur in 2025. The decline was partially offset by the increase in other revenue of $0.6 million, attributable to a license agreement entered with Immunovia in 2025 that grants rights to use certain intellectual property and proprietary materials developed by Proteomedix. Product sales remained relatively consistent at approximately $0.2 million in both 2025 and 2024.

For the year ended December 31, 2025, cost of revenue decreased by approximately $1.3 million to $0.2 million, compared to $1.5 million in 2024. This decrease was primarily attributable to the absence of costs associated with the non-recurring development services project completed in 2024. Overall, gross margins were positive in both periods, and cost of revenue in 2025 primarily relates to product costs. Cost of revenue in 2024 primarily consisted of amortization of the product rights intangible asset of approximately $0.5 million as well as standard production and sales costs of approximately $1.0 million.

Selling, General and Administrative Expenses

For the year ended December 31, 2025, selling, general and administrative expenses decreased by approximately $4.2 million to $7.0 million compared to $11.2 million in 2024. This decrease was primarily driven by a $1.5 million reduction in payroll-related expenses due to headcount reductions, $1.0 million reduction in net periodic benefit cost due to the settlement of the defined benefit plan, $0.6 million reduction of professional services, $0.3 million reduction of amortization expense as the intangibles were fully impaired or amortized in 2024, $0.2 million reduction of stock based compensation, $0.2 million reduction of insurance expense, $0.2 million reduction of regulatory expenses, and $0.2 million reduction of miscellaneous business expenses including travel and recruitment fees.

Research and Development Expenses

For the year ended December 31, 2025, there was a gain of approximately $0.1 million in research and development expenses, compared to an expense of approximately $0.2 million in the year ended December 31, 2024. The gain in 2025 resulted from the write-off of previously accrued R&D expenses that were related to terminated contracts and had no outstanding amounts payable as of December 31, 2025. There has been no substantial R&D expense since the Company decided to halt its vaccine programs, clinical studies, and other research activities in late 2023.

Impairments

During the year ended December 31, 2025, the Company recorded an impairment of goodwill related to the PMX acquisition totaling $11.5 million, of which $11.0 million was recognized at March 31, 2025 and the remainder at June 30, 2025. No additional goodwill impairment was recorded after June 30, 2025, primarily due to Series D and Series E PIPE financings that closed during the second half of 2025, which increased the Company’s market capitalization and valuation for the remaining goodwill balance.

During the year ended December 31, 2024, the Company recorded impairments of goodwill and intangibles related to the PMX acquisition of $32.3 million and $10.3 million, respectively. In addition, the Company recorded an impairment charge of the ENTADFI asset of $3.5 million.

Other Income (Expense)

For the year ended December 31, 2025, other income (expense) increased by approximately $7.1 million to $3.8 million, compared to $(3.2) million in 2024. The increase was driven primarily by net fair value gains of $14.9 million associated with the Company’s Series D and Series E warrant liabilities as well as lower interest expense of $0.7 million and a gain on the forgiveness of accounts payable related to the settlement of IQVIA balances of $0.9 million. In addition, there was an increase of $6.4 million in net fair value gains from the subscription agreement liability-related party arising from a lower valuation in the current year resulting from the expiration of the term and increased stock price volatility through settlement in 2025. These favorable items were partially offset by losses on debt extinguishment of $5.4 million, losses on issuance of the Series D and E preferred stock and warrants of $3.7 million, fair value losses of $5.3 million on the embedded derivative liabilities fair value losses of $1.2 million on the contingent warrants, and $0.2 million loss on extinguishment of preferred stock with most of the volatility stemming from changes in the Company’s stock price and financing-related fair value remeasurements (See Note 8).

Income Tax (Expense) Benefit

For the years ended December 31, 2025 and 2024, the Company recorded income tax (expense) benefit of approximately $(525) and $1.0 million, respectively. The 2024 income tax benefit is related to foreign deferred income taxes recorded in connection with the acquisition accounting for the Proteomedix transaction.

Liquidity and Capital Resources

The Company’s operating activities to date have been primarily devoted to seeking licenses, engaging in research and development activities, potential asset and business acquisitions, and expenditures associated with the now halted commercial launch of ENTADFI and the commercialization of Proclarix.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of December 31, 2025, the Company had cash of approximately $5.2 million, a working capital deficit of approximately $3.1 million and an accumulated deficit of approximately $131.2 million. During the year ended December 31, 2025, the Company used approximately $9.7 million in cash for operating activities. In addition, as of March 11, 2026, the Company’s cash balance was approximately $3.6 million.

During 2025, the Company closed a Series D Preferred Stock financing in September 2025 and a Series E Preferred Stock financing in October 2025. These financings provided the Company with additional cash flow to support near-term operations. While these capital raises may enable the Company to sustain current operations and meet existing obligations, the Company continues to generate recurring net operating losses and has not yet established sustained positive cash flows to support its strategic growth initiatives, which includes the commercialization of Proclarix, and the development and commercialization of the Company’s future product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date of issuance of the consolidated financial statements for the year ended December 31, 2025.

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

While the Company closed the Series D and E Preferred Stock financings in 2025, there are currently no other commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. This creates significant uncertainty whether the Company will have the funds available to be able to sustain its operations and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of future product candidates, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if it’s required to, file for bankruptcy.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net cash used in operating activities	$(9,678,390)	$(10,495,816)
Net cash used in investing activities	—	(28,471)
Net cash provided by financing activities	14,452,686	6,743,110
Effect of exchange rate changes on cash	(200,142)	(126,658)
Net increase (decrease) in cash	$4,574,154	$(3,907,835)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2025, was approximately $9.7 million, which primarily resulted from a net loss of approximately $14.0 million, a non-cash change in fair value of subscription liability of approximately $3.1 million, a non-cash gain on forgiveness of accounts payable of approximately $0.9 million, a non-cash change in fair value of Series D warrant liability of approximately $10.4 million, a non-cash change in fair value of Series E warrant liability of approximately $4.5 million, and net changes in our operating assets and liabilities of $2.4 million. These items were offset by several non-cash items, which primarily include impairment of goodwill of approximately $11.5 million, loss on extinguishment of notes payable of approximately $5.4 million, loss on issuance of Series D preferred stock of approximately $2.5 million, loss on issuance of Series E preferred stock of approximately $1.1 million, change in fair value of Series D derivative liability of approximately $3.8 million, and change in fair value of Series E derivative liability of approximately $1.5 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $0.

Net cash used in investing activities for the year ended December 31, 2024 was approximately $30,000, of which all was due to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was approximately $14.5 million, and resulted primarily from proceeds of approximately $9.3 million from the issuance of Series D preferred stock and warrants, proceeds of approximately $6.3 million from the issuance proceeds of Series E preferred stock and warrants, $6.4 million from the sale of common stock in connection with the ELOC and $1.3 million from the issuance of notes payable. These proceeds were offset by payments on notes payable of approximately $7.1 million and a payment of approximately $1.7 million related to redemption of the Series C Preferred Stock.

Net cash provided by financing activities for the year ended December 31, 2024 was approximately $6.7 million, which resulted from proceeds from issuance of notes payable for related parties of $5.0 million, net proceeds from the exercise of preferred investment options of $0.9 million, proceeds from the issuance of series C preferred stock of $1.9 million, and proceeds from sale of common stock of $0.7 million. These proceeds from investing activities was offset by payments in deferred financing costs and payments of note payable totaling $1.7 million.

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

Accounting for Series D and Series E PIPE Securities including Warrant and Derivative Liabilities

In connection with the Series D and Series E PIPE Financings, we issued Series D Preferred Stock and Series D Warrants to certain institutional investors on September 22, 2025, and Series E Preferred Stock and Series E Warrants to certain institutional investors on October 1, 2025. The accounting determinations in connection with the Series D and Series E PIPE Securities have a significant effect on our reported financial position and results of operations.

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

The Company concluded the Series D Preferred Stock and Series E Preferred Stock were more akin to an equity-like host than a debt-like host and were classified as permanent equity as they were not redeemable in any manner that would require classification outside of permanent equity pursuant to ASC 480-10-S99. The Series D Warrants, Series E Warrants, and certain embedded share-settled redemption features of the Series D Preferred Stock and Series E Preferred Stock issued were determined to be liability-classified instruments pursuant to ASC 480 and ASC 815. The embedded features of the Series D Preferred Stock and Series E Preferred Stock were bifurcated and accounted for separately as derivative liabilities.

Fair Value Measurements for Series D and E Warrant Amendment Reclassification

On December 23, 2025, the Company executed a Limited Waiver Agreement (effective October 1, 2025) that amended the September and October 2025 Series D and E warrants (the “Amended Warrants”), including removal of the issuer-specific cash settlement upon certain Fundamental Transactions and a change to treat holders pari passu with common shareholders. Management concluded the Amended Warrants no longer embody an obligation to transfer assets under ASC 480 and, after evaluating exercise/settlement terms (including anti-dilution, buy-in, authorized-share-failure, and beneficial-ownership caps), determined they are indexed to the Company’s stock and meet equity-classification conditions under ASC 815-40. Accordingly, the Series D and Series E warrants were remeasured at fair value and reclassified to additional paid-in capital on December 23, 2025 (See Note 8).

Fair Value Measurements for Series D and E Warrant and Derivative Liabilities

The Company measured its Series D and E bifurcated embedded derivatives as of December 31, 2025, at fair value on a recurring basis using level 3 inputs. Prior to the Series D and E warrant amendments and reclassification to equity, the warrant liabilities were also measured at fair value on a recurring basis using level 3 inputs. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. The derivative and warrant liabilities were both measured using Monte Carlo valuation models. Valuations based on unobservable inputs are highly subjective and require significant judgments. The key inputs used for the valuation include expected term, volatility, risk-free interest rate, dividend yield, and stock price. Changes in such judgments could have a material impact on fair value estimates.

Goodwill

Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests on an annual basis, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is allocated to the reporting unit from which it was created. A reporting unit is an operating segment or sub-segment to which goodwill is assigned when initially recorded. The Company tests indefinite lived intangible assets for impairment, on an annual basis in the fourth quarter, or more frequently if an event occurs or circumstances indicate that the indefinite lived assets may be impaired. The Company may perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines this is the case, the Company then performs further quantitative analysis to identify and measure the amount of goodwill impairment loss to be recognized, if any. To perform its quantitative test, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. Based on its evaluation, the Company identified and recognized partial impairment charges of goodwill during the years ended December 31, 2025 and 2024.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-54 comprising a portion of this report, which are incorporated herein by reference.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025, as a result of the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework).

Based on our assessment under the framework in Internal Control-Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the existence of the material weaknesses described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

We have identified the following internal control deficiencies, which we believe to be material weaknesses as of December 31, 2025:

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table provides information regarding our executive officers and directors as of December 31, 2025:

Name	Age	Position(s)
Executive Officers and Directors
Karina Fedasz	53	Interim Chief Executive Officer, Interim Chief Financial Officer
Non-Employee Directors
Andrew Oakley	63	Non-Executive Chairman
Sarah Romano	45	Director
Timothy Ramdeen	34	Director
Thomas Meier	63	Director

Executive Officers and Directors

Executive Officers and Directors

Karina Fedasz, our Interim CFO since June 2024 and our Interim CEO since April 2024. Ms. Fedasz has helped companies raise capital, model and forecast business, manage cash flow and conduct mergers and acquisitions. From January 2023 to June 2024, Ms. Fedasz worked with various clients, including a not-for-profit and an early-stage artificial intelligence and data-driven health and wellness tracker. From February 2022 to December 2022, Ms. Fedasz served as Head of Business Development for Evofem Biosciences, a Nasdaq-listed public biotech company developing innovative products for women's health. From August 2019 to October 2021, Ms. Fedasz served in various positions of increasing responsibility, including Chief Financial Officer, at IDW Media Holdings, a micro-cap media company, where she managed the company's initial public offering. From April 2018 to August 2019, Ms. Fedasz served as Chief Financial Officer of MOCEAN, an integrated agency for entertainment, gaming, and brands. Ms. Fedasz's breadth of experience has seen her lead teams in media, technology, services, manufacturing, and education, and she has worked with companies whose clients and customers include Fortune 500 companies such as Netflix, Disney, Amazon, Apple, Activision, and EA. Ms. Fedasz received an MBA with an emphasis in finance from Columbia Business School and a BA from University California at Los Angeles (UCLA). She holds an inactive CPA in the state of California.

Non-Executive Directors

Andrew Oakley, our Non-Executive Chairman since March 2025 and a member of the Board since February 2025, is an experienced pharmaceutical and biotech industry professional. Previously, he held CFO positions at listed pharmaceutical companies Autolus Therapeutics plc (NASDAQ: AUTL) from 2018 to 2022 and Sosei Group (TSE:4565) from 2017 to 2018, as well as Vectura Group plc (LSE: VEC) and Actelion Ltd, where he led the finance function for over a decade. Additionally, he is a board member at a number of privately held Biotech companies. Mr. Oakley holds a Bachelor of Economics Degree from Macquarie University and an MBA from London Business School and has been a Member of the Australian Institute of Chartered Accountants since 1987. With decades of senior financial leadership in the pharmaceutical and biotechnology sectors, Mr. Oakley brings extensive public company, capital markets, and strategic oversight experience that uniquely qualifies him to serve as a director and Chairman of Board of the Company.

Sarah Romano, one of our directors since December 2025, has over a decade of experience leading the finance function of multiple Nasdaq-listed companies. Ms. Romano has served as Chief Financial Officer and Treasurer of Vicarious Surgical Inc. (NYSE: RBOT), surgical robotics company, since April 2025. Ms. Romano previously served as the Chief Financial Officer of Entero Therapeutics, Inc. (Nasdaq: ENTO) (formerly First Wave BioPharma Inc.), a clinical-stage biopharmaceutical company specializing in the development of targeted, orally delivered therapies for gastrointestinal diseases, from March 2022 to March 2025. She previously served as Chief Financial Officer of Kiora Pharmaceuticals, Inc. (Nasdaq: KPRX) (formerly EyeGate Pharmaceuticals, Inc.), a clinical-stage specialty pharmaceutical company developing products for treating ophthalmic diseases, from February 2017 through February 2022, and as its Corporate Controller from August 2016 to January 2017. Before that, Ms. Romano served as Assistant Controller at TechTarget, Inc. from June 2015 through August 2016. Ms. Romano holds a Bachelor of Arts in Accounting from College of the Holy Cross and a Master of Accounting from Boston College. Given her more than ten years of experience leading the finance functions of Nasdaq-listed companies, Ms. Romano brings public company financial reporting, internal controls, and capital markets expertise that make her highly qualified to serve on the Board, including as its financial expert and Chair of the Audit Committee.

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

Board of Directors and Corporate Governance

General

Our business and affairs are organized under the direction of our Board, which currently consists of four members. Our Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Our directors are divided among the three classes as follows:

●	the Class I directors are Sarah Romano and Thomas Meier, and their terms will expire at our 2028 annual meeting of stockholders;

●	the Class II director is Andrew Oakley, and his term will expire at our 2026 annual meeting of stockholders; and

●	the Class III director is Timothy Ramdeen, and his term will expire at our 2027 annual meeting of stockholders.

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

Audit Committee

Our audit committee (“Audit Committee”) consists of Sarah Romano, who is the chair of the committee and financial expert, Timothy Ramdeen, and Andrew Oakley. Our Board has determined that each of the members of this Committee satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

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

The Board has determined that Sarah Romano qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. In making this determination, the Board has considered Ms. Romano’s extensive financial experience and business background. Both our independent registered public accounting firm and management periodically meet privately with our Audit Committee.

Compensation Committee

Our compensation committee (“Compensation Committee”) consists of Thomas Meier, who is the chair of the committee, Andrew Oakley, and Timothy Ramdeen. Our board of directors has determined that each of the members of our Compensation Committee is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee (“Nominating Committee”) consists of Timothy Ramdeen, who is the chair of the committee, and Andrew Oakley. Our Board has determined that each of the members of this committee satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

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

Board Leadership Structure

Our board of directors is free to select the Chairman of the Board and the Chief Executive Officer in a manner that it considers to be in the best interests of our company at the time of selection. Currently, Karina Fedasz serves as our Interim Chief Executive Officer and Interim Chief Financial Officer and Andrew Oakley serves as Non-Executive Chairman of the Board and Lead Independent Director. All four members of our Board have been deemed to be “independent” by the board of directors, which we believe provides sufficient independent oversight of our management.

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

Board Member Attendance at Annual Stockholder Meetings

Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings. All of our directors virtually attended our 2025 annual meeting of stockholders held on December 5, 2025.

Number of Meetings

During the fiscal year ended December 31, 2025, our Board met twenty-five times, the audit committee met six times, the compensation committee met five times, and the nominating and corporate governance committee met one time. In the fiscal year ended December 31, 2025, each of our directors attended at least 75% of the meetings of the Board and committees on which he served as a member.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, filed electronically with the SEC during the year ended December 31, 2025, the Company believes that all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis during the year ended December 31, 2025.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2025 and 2024. Individuals we refer to as our “named executive officers” include (i) all individuals serving as our Chief Executive Officer during the fiscal year ended December 31, 2025; (ii) our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the fiscal year ended December 31, 2025, whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2025 and (iii) up to two of our most highly compensated executive officers other than our Chief Executive Officer who served as executive officers during the fiscal year ended December 31, 2025 but not at the end of the fiscal year ended December 31, 2025 whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Ralph Schiess(2)	2025	163,937	—		—	—	—	163,937
Former Chief Executive Officer and Former Chief Science Officer	2024	265,176	40,000	(3)	—	—	—	305,176

Karina Fedasz (4)	2025	307,060	45,000	(5)	—	—	—	352,060
Interim Chief Executive Officer and Interim Chief Financial Officer	2024	197,125	—		—	—	—	197,125

(1)	This figure represents the aggregate grant date fair value of stock-based awards granted in the fiscal year, computed in accordance with the provisions of FASB ASC 718. Assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements included elsewhere in this Report.
(2)	Mr. Schiess was appointed as Interim Chief Executive Officer on January 12, 2024 and as Chief Science Officer on December 15, 2023. Mr. Schiess resigned from Interim Chief Executive Officer on February 24, 2025 and Chief Science Officer on May 31, 2025.
(3)	Mr. Schiess was awarded a bonus of $40,000 for his role as Interim Chief Executive Officer.
(4)	Ms. Fedasz was appointed Interim Chief Financial Officer effective June 10, 2024 and Interim Chief Executive Officer effective April 2, 2025.
(5)	Ms. Fedasz was awarded a bonus of $45,000 for her role as Interim Chief Executive Officer.

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

On February 24, 2025, Dr. Schiess resigned from his positions as the Interim Chief Executive Officer and Chief Science Officer of the Company, effective as of the date. On May 31, 2025, Dr. Schiess resigned from his position as Chief Executive Officer of Proteomedix, effective as of that date.

Karina Fedasz

On June 10, 2024, the Company appointed Karina M. Fedasz as Interim Chief Financial Officer of the Company, effective immediately. In connection with Ms. Fedasz’s appointment as Interim Chief Financial Officer, on June 10, 2024, the Company and Ms. Fedasz entered into a consulting agreement (the “Fedasz Consulting Agreement”), pursuant to which Ms. Fedasz will serve as Interim Chief Financial Officer of the Company and will be paid $15,000 per month for up to 80 hours of monthly service to the Company and $200 per hour thereafter, and will provide signatory services for $2,500 per month. The Fedasz Consulting Agreement is for a term of one year, subject to early termination by either party upon thirty (30) days’ written notice.

On April 2, 2025, Ms. Fedasz was appointed Interim Chief Executive Officer of the Company. No additional compensation was granted in connection with this appointment at that time. On December 5, 2025, Ms. Fedasz was granted a bonus of $45,000, to be paid in January 2026, for her role as Interim Chief Executive Officer during 2025, and an increase in compensation of $5,000 per month, effective January 1, 2026, for her service as Interim Chief Executive Officer.

Potential Payments Upon Termination or Change-in-Control

See “Employment Agreements of Named Executive Officers” above.

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers had any outstanding equity incentive plan awards as of December 31, 2025.

Director Compensation

The Board has approved cash and equity compensation for directors, such that we pay each of our non-employee directors an annual cash retainer for service on the Board and for service on each committee on which the director is a member. The chair of each committee receives an additional annual retainer for such service. All retainers are payable in arrears in four equal quarterly installments. The retainers paid to non-employee directors for service on the Board and for service on each committee of the Board on which the director is a member are as follows:

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

Additionally, each non-director will receive an annual grant of restricted stock awards equal to 0.04% of the shares of Common Stock outstanding as of the date of the Company’s annual meeting, such restricted stock vesting approximately one year from the grant dates and upon the director’s death or disability or upon a change of control of the Company. Sarah Romano elected not to receive her grant of restricted stock for 2026.

Our Compensation Committee will continue to review and make recommendations to the Board regarding compensation for directors, including equity-based plans. We will reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings.

Director Compensation Table

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2025:

	Fees Earned or Paid In Cash		Stock Awards		Option Awards	All Other Compensation	Total
Name	($)		($)(1)		($)(1)	($)	($)
Thomas Meier	60,000	(2)	1,811	(3)	—	—	61,811
Timothy Ramdeen	72,500	(4)	1,811	(3)	—	—	74,311
James Sapirstein(6)	21,896	(5)	—		—	—	21,896
Ajit Singh(8)	27,758	(7)	—		—	—	27,758
Simon Tarsh(10)	76,671	(9)	1,811	(3)	—	—	78,482
Andrew Oakley	248,657	(11)	2,016	(3, 12)	—	—	250,673
Sarah Romano	4,946	(13)	—		—	—	4,946

(1)	This figure represents the aggregate grant date fair value of stock-based awards granted in the fiscal year, computed in accordance with the provisions of FASB ASC 718. Assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements included elsewhere in this Report.

(2)	Represents fees earned by Mr. Meier, for serving as a member of the Board and Chairman of the Compensation Committee, totaling $60,000

(3)	These directors were each granted 618 shares of restricted stock on August 15, 2025, which vest on August 16, 2026. All such shares are unvested and remain outstanding as of December 31, 2025.

(4)	Represents fees earned by Mr. Ramdeen, for serving as a member of the Board, Audit Committee, and Compensation Committee, as well as Chairman of the Nominating Governance Committee totaling $72,500.
(5)	Represents fees earned by Mr. Sapirstein for serving as a member of the Board and Executive Chairman from February 24, 2025 until March 28, 2025.

(6)	As of March 28, 2025, James Sapirstein resigned as Executive Chairman and member of the Board.

(7)	Represents fees earned for serving as a member of the Board.

(8)	As of August 10, 2025, Ajit Singh resigned as a member of the Board.

(9)	Represents fees earned by Mr. Tarsh for serving as a member of the Board, Compensation Committee, and Nominating Governance Committee, as well as Chairman of the Audit Committee, totaling $76,671.

(10)	Simon Tarsh served as Chairman of the Audit Committee and member of the Board until December 5, 2025 and as a member of the Compensation Committee and Nominating Governance Committee until October 23, 2025. As a result of his resignation, his grant of restricted stock, awarded on August 15, 2025, was accordingly forfeited.

(11)	Represents fees earned by Mr. Oakley for serving as a member of the Board, member of the Compensation Committee, member of the Audit Committee, member of the Nominating Governance Committee, and Lead Independent Director, totaling $248,657. Mr. Oakley was paid $36,000 per month for his role as the Lead Independent Director, effective July 12, 2025.

(12)	Mr. Oakley was granted 20 shares of restricted stock on February 24, 2025, when he joined the Board, which vest on August 31, 2026. All such shares are unvested and remain outstanding as of December 31, 2025.

(13)	Represents fees earned by Ms. Romano for serving as a member of the Board and Chairman of the Audit Committee.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025, regarding our common stock that may be issued under the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) and the Company’s 2022 Equity Incentive Plan (the “2022 Plan”).

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders
2019 Plan (1)	—	—	—	(1)(2)
2022 Plan (3)	23	$5,700.95	7,899
Total	23	$5,700.95	7,899

(1)	The 2019 Plan permits grants of equity awards to employees, directors, consultants, and other independent contractors. Our board of directors and stockholders have approved a total reserve of 411 shares for issuance under the 2019 Plan.

(2)	Once the 2022 Plan became effective, no further grants were made under the 2019 Plan and all shares that remained available for the issuance of awards under our 2019 Plan as of immediately prior to the time our 2022 Plan became effective were rolled over into the 2022 Plan.

(3)	The 2022 Plan permits grants of equity awards to employees, directors, consultants, and other independent contractors. Our board of directors and stockholders have approved a total reserve of 17,058 shares for issuance under the 2022 Plan, of which 7,899 are remaining.

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

Authorized Shares. Initially, the maximum number of shares of our common stock that may be issued under our 2022 Plan was 470 shares of our common stock, which is the sum of (i) 59 new shares, plus (ii) an additional number of shares not to exceed 411 (calculated after giving effect to the Pre-IPO Stock Split), consisting of (A) shares that remain available for the issuance of awards under our 2019 Plan as of immediately prior to the time our 2022 Plan becomes effective and (B) shares of our common stock subject to outstanding stock options or other stock awards granted under our 2019 Plan that, on or after the 2022 Plan becomes effective, terminate or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time.

On August 22, 2022, at the Company’s 2022 annual meeting of stockholders, the Company’s stockholders approved an additional 294 shares of common stock that may be issued under the 2022 Plan. On May 31, 2023, at the Company’s 2022 annual meeting of stockholders, the Company’s stockholders approved an additional 161 shares of common stock that may be issued under the 2022 Plan. On September 5, 2024, at the Company’s 2024 annual meeting of stockholders, the Company’s stockholders approved an additional 16,132 shares of common stock that may be issued under the 2022 Plan.

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

Applicable percentage ownership is based on 3,584,245 shares of common stock outstanding as of March 11, 2026.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 11, 2026. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

	Shares of Common Stock Owned
Name and Address of Beneficial Owner(1)	Number of Shares(2)		Percentage
Executive Officers and Directors
Timothy Ramdeen	658	(3)	*
Thomas Meier	657	(4)	*
Sarah Romano	—		—
Karina M. Fedasz	—		—
Ralph Schiess	7,922	(5)	*
Andrew Oakley	638	(6)	*
All directors and named executive officers as a group (6 persons)	9,875		*
5% Stockholders
Altos Venture AG	273,230	(7)	7.62%
Michael Young	274,499	(8)	7.66%

*	Represents beneficial ownership of less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Onconetix, Inc., 201 E. Fifth Street, Suite 1900, Cincinnati, Ohio 45202.
(2)	On June 13, 2025, the Company effected a reverse stock split of all shares of its issued and outstanding Common Stock at a ratio of one-for-eighty-five (1:85). Amounts have been adjusted to reflect the reverse stock split.
(3)	Includes 658 restricted stock awards, of which 657 shares do not vest until August 31, 2026 and 1 share which is fully vested.
(4)	Includes 657 restricted stock awards, of which 657 shares do not vest until August 31, 2026.
(5)	Dr. Schiess resigned as Chief Science Officer and Interim Chief Executive Officer on February 24, 2025.
(6)	Includes 638 restricted stock awards, of which 638 shares do not vest until August 31, 2026.
(7)	Per Schedule 13D/A filed on July 16, 2025, Altos Venture AG (“Altos”) is the beneficial owner of 273,230 shares of Common Stock. The address of Altos is Obertorweg 64, CH-4123, Allschwil, Switzerland.
(8)	The address of Michael Young is 3560 S Ocean Blvd, Palm Beach, Fl 33480.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2024 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of $120,000 of one percent (1%) of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive and Director Compensation.”

Debenture

On January 23, 2024, the Company issued a non-convertible debenture (the “Debenture”) in the principal sum of $5.0 million, in connection with a Subscription Agreement, to Altos Ventures, a stockholder of the Company. The Debenture has an interest rate of 4.0% per annum, and the principal and accrued interest are payable in full upon the earlier of (i) the closing under the Subscription Agreement and (ii) June 30, 2024. Additionally, the $5.0 million subscription amount under the Subscription Agreement shall be increased by the amount of interest payable under the Debenture. As of December 31, 2025 and 2024, the subscription agreement liability was $0 and $4.1 million, respectively.

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

On June 17, 2025, the Company entered into a separate consulting agreement with a firm affiliated with Dr. Meier. The agreement provides for the payment of certain success fees and reimbursement of related expenses. Under its terms, Dr. Meier is entitled to earn up to 10% of success fees for transactions greater than $9 million earned by the affiliated firm. The Company recorded approximately $33,000 in related expenses during the twelve months ended December 31, 2025. As of December 31, 2025, approximately $16,500 related to the consulting agreement was included in the Company’s accounts payables.

Director Independence

The Board has evaluated each of its directors’ independence from the Company based on the definition of “independence” established by Nasdaq and has determined that each of Sarah Romano, Timothy Ramdeen, and Andrew Oakley are independent directors, constituting a majority of the Board. The Board has further determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is “independent” under applicable Nasdaq rules.

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

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

Malone-Bailey served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ended December 31, 2025.

The table below presents the aggregate fees billed for professional services rendered by Malone-Bailey for the years ended December 31, 2025 and 2024, respectively.

Malone-Bailey

	2025	2024
Audit fees	$417,974	$267,800
Audit-related fees	61,800	—
Tax fees	—	—
All other fees	—	—
Total fees	$479,774	$267,800

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual consolidated financial statements, quarterly reviews of our interim condensed financial statements, and services normally provided by Malone-Bailey in connection with regulatory filings or engagements for that fiscal period.

In the above table, “audit-related fees” consist of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.” These services include consultation regarding accounting and financial reporting matters, as well as consent fees.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

ONCONETIX, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Onconetix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Onconetix, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 13, 2026

ONCONETIX, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$5,220,654	$646,500
Accounts receivable, net	296,866	25,717
Inventories	149,961	64,079
Investor receivable, net	50,000	—
Prepaid expenses and other current assets	349,293	213,971
Total current assets	6,066,774	950,267

Property and equipment, net	37,085	62,896
Deferred offering costs	225,000	—
Operating right of use asset	48,774	119,427
Goodwill	18,549,005	27,048,973
Total assets	$24,926,638	$28,181,563

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,757,695	$3,787,564
Accrued expenses	341,881	888,988
Notes payable, net of debt discount of $0 and $4,966 at December 31, 2025 and 2024, respectively	—	9,328,061
Operating lease liability, current	24,412	119,427
Subscription agreement liability – Related Party	—	4,123,000
Contingent warrant liabilities	26,590	43,089
Derivative liabilities	6,985,347	—
Total current liabilities	9,135,925	18,290,129

Pension benefit obligation	—	280,879
Operating lease liability, net of current portion	24,362	—
Total liabilities	9,160,287	18,571,008

Commitments and Contingencies

Series C Redeemable Preferred Stock, $0.00001 par value, 10,000 shares authorized, 7 and 3,499 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,724	1,067,928

Stockholders’ equity
Common stock, $0.00001 par value, 250,000,000 shares authorized at December 31, 2025 and 2024; 1,560,153 and 138,422 the shares issued at December 31, 2025 and 2024, respectively; 1,560,001 and 138,270 shares outstanding at December 31, 2025 and 2024, respectively	15	1
Series D Preferred Stock, $0.00001 par value, 32,000 and 0 shares authorized at December 31, 2025 and 2024, respectively; 16,325 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively.	—	—
Series E Preferred Stock, $0.00001 par value, 10,000 and 0 shares authorized at December 31, 2025 and 2024, respectively; 7,813 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively.	—	—
Additional paid-in capital	147,835,989	127,825,743
Treasury stock, at cost; 152 shares of common stock at December 31, 2025 and 2024	(625,791)	(625,791)
Due from shareholders	—	(250,308)
Accumulated deficit	(131,214,558)	(115,683,621)
Accumulated other comprehensive loss	(231,028)	(2,723,397)
Total stockholders’ equity	15,764,627	8,542,627
Total liabilities, convertible preferred stock, and stockholders’ equity	$24,926,638	$28,181,563

The accompanying notes are an integral part of these consolidated financial statements.

ONCONETIX, INC.
Consolidated Statements of Operations and Comprehensive Loss

	December 31, 2025	December 31, 2024

Revenue	$815,371	$2,524,116
Cost of revenue	182,458	1,469,018
Gross profit	632,913	1,055,098

Operating expenses
Selling, general and administrative	7,043,902	11,231,982
Research and development	(66,133)	154,359
Impairment of ENTADFI assets	—	3,530,716
Impairment of intangibles	—	10,279,796
Impairment of goodwill	11,512,000	32,347,000
Total operating expenses	18,489,769	57,543,853
Loss from operations	(17,856,856)	(56,488,755)

Other (expense) income
Loss on extinguishment of note payable	(5,384,719)	—
Loss on issuance of preferred stock and warrants	(3,674,329)	—
Loss on extinguishment of preferred stock	(196,244)	—
Interest expense – related party	—	(534,245)
Interest expense	(751,005)	(873,433)
Interest income	2	18
Change in fair value of subscription agreement liability	3,127,962	(3,259,000)
Change in fair value of contingent warrant liabilities	16,499	1,250,466
Change in fair value of Series D Warrant Liability	10,377,638	—
Change in fair value of Series D Derivative Liability	(3,809,333)	—
Change in fair value of Series E Warrant Liability	4,486,847	—
Change in fair value of Series E Derivative Liability	(1,539,014)	—
Gain on forgiveness of accounts payable	944,694	—
Other income	226,041	168,746
Total other income (expense)	3,825,039	(3,247,448)
Loss before income taxes	(14,031,817)	(59,736,203)
Income tax (expense) benefit	(525)	1,045,180
Net loss	$(14,032,342)	$(58,691,023)
Deemed dividend Series C preferred stock	(1,498,595)	(206,404)
Net loss applicable to common stockholders	(15,530,937)	(58,897,427)

Net loss per share, basic and diluted	$(16.56)	$(1,823.39)

Weighted average number of common shares outstanding, basic and diluted	937,690	32,301

Other comprehensive income (loss)
Net loss	$(14,032,342)	$(58,691,023)
Foreign currency translation	2,834,170	(5,342,327)
Change in pension benefit obligation	—	238,010
Total comprehensive loss	$(11,198,172)	$(63,795,340)

The accompanying notes are an integral part of these consolidated financial statements.

ONCONETIX, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series D		Series E								Accumulated
	Preferred		Preferred				Additional				Other	Due	Total
	Stock		Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	from	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Shareholders	Equity (Deficit)
Balance at December 31, 2024	-	$-	-	$-	138,422	$1	$127,825,743	(152)	$(625,791)	$(115,683,621)	$(2,723,397)	$(250,308)	$8,542,627

Issuance of common stock in connection with the ELOC	-	-	-	-	629,317	7	6,141,340	-	-	-	-	250,308	6,391,655
Stock-based compensation expense	-	-	-	-	-	-	74,267	-	-	-	-	-	74,267
Cash in lieu of shares	-	-	-	-	(127)	-	(926)	-	-	-	-	-	(926)
Redemption of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	(1,498,595)	-	-	(1,498,595)
Issuance of restricted common stock	-	-	-	-	2,472	-	-	-	-	-	-	-	-
Issuance of Series D Preferred Stock	16,099	-	-	-	-	-	5,352,541	-	-	-	-	-	5,352,541
Conversion of Series C Preferred shares to common stock	-	-	-	-	544,409	5	801,246	-	-	-	-	-	801,251
Exchange of Series C Preferred Stock to Series D Preferred Stock	244	-	-	-	-	-	246,227	-	-	-	-	-	246,227
Conversion of Series D Preferred Stock to common stock	(18)	-	-	-	4,878	-	-	-	-	-	-	-	-
Cancellation of restricted common stock	-	-	-	-	(722)	-	-	-	-	-	-	-	-
Issuance of Series E Preferred Stock	-	-	7,813	-	-	-	-	-	-	-	-	-	-
Warrant Waiver Reclassification of Series D Warrant Liabilities to Equity	-	-	-	-	-	-	4,371,362	-	-	-	-	-	4,371,362
Warrant Waiver Reclassification of Series E Warrant Liabilities to Equity	-	-	-	-	-	-	2,029,153	-	-	-	-	-	2,029,153
Cancellation of Cede & Co. Shares	-	-	-	-	(10)	-	-	-	-	-	-	-	-
Settlement of subscription agreement liability	-	-	-	-	241,514	2	995,036	-	-	-	-	-	995,038
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	2,834,170	-	2,834,170
Changes in pension benefit obligation	-	-	-	-	-	-	-	-	-	-	655,438	-	655,438
Settlement of pension obligation	-	-	-	-	-	-	-	-	-	-	(997,239)	-	(997,239)
Net loss	-	-	-	-	-	-	-	-	-	(14,032,342)	-	-	(14,032,342)
Balance at December 31, 2025	16,325	$-	7,813	$-	1,560,153	15	$147,835,989	(152)	$(625,791)	$(131,214,558)	$(231,028)	$-	$15,764,627

	Series A								Accumulated
	Preferred				Additional				Other	Due	Total	Non-	Total
	Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	from	Onconetix	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Shareholders	Equity (Deficit)	Equity (Deficit)	Equity (Deficit)
Balance at December 31, 2023	3,000	$-	6,703	$-	$49,429,037	(152)	$(625,791)	$(56,786,194)	$2,380,920	$—	$(5,602,028)	$7,006,504	$1,404,476

Issuance of common stock and warrants from exercise of preferred investment options, net of issuance costs	-	-	2,193	-	765,029	-	-	-	-	-	765,029	-	765,029
Grant and immediate exercise of warrants	-	-	1,812	-	6,155	-	-	-	-	-	6,155	-	6,155
Issuance of shares in connection with related party subscription agreement	-	-	6,040	-	5,134,247	-	-	-	-	-	5,134,247	-	5,134,247
Conversion of Series A Preferred Stock to common stock	(3,000)	-	1,679	-	-	-	-	-	-	-	-	-	-
Conversion of Series B Preferred Stock to common stock	-	-	79,315	1	64,236,084	-	-	-	-	-	64,236,085	-	64,236,085
Exercise of stock options	-	-	4	-	163	-	-	-	-	-	163	-	163
Stock-based compensation	-	-	-	-	260,406	-	-	-	-	-	260,406	178,247	438,653
Issuance of restricted common stock	-	-	195	-	-	-	-	-	-	-	-	-	-
Forfeitures of restricted stock	-	-	(3)	-	-	-	-	-	-	-	-	-	-
Cash in lieu of shares	-	-	(2)	-	(719)	-	-	-	-	-	(719)	-	(719)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(5,342,327)	-	(5,342,327)	-	(5,342,327)
Issuance of common stock in connection with the ELOC	-	-	32,446	-	935,590	-	-	-	-	(250,308)	685,282	-	685,282
Issuance of restricted common stock in exchange in exchange for options	-	-	8,040	-	7,184,751	-	-	-	-	-	7,184,751	(7,184,751)	-
Adjustment to redeemable Series C preferred Stock	-	-	-	-	(125,000)	-	-	(206,404)	-	-	(331,404)	-	(331,404)
Changes in pension benefit obligation	-	-	-	-	-	-	-	-	238,010	-	238,010	-	238,010
Net loss	-	-	-	-	-	-	-	(58,691,023)	-	-	(58,691,023)	-	(58,691,023)
Balance at December 31, 2024	-	$-	138,422	1	$127,825,743	(152)	(625,791)	$(115,683,621)	$(2,723,397)	$(250,308)	$8,542,627	-	$8,542,627

The accompanying notes are an integral part of these consolidated financial statements.

ONCONETIX, INC.
Consolidated Statements of Cash Flows

	For the year ended December 31, 2025	For the year ended December 31, 2024
Cash flows from operating activities
Net loss	$(14,032,342)	$(58,691,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill	11,512,000	32,347,000
Loss on impairment of ENTADFI	—	3,530,717
Loss on impairment of intangibles	—	10,279,796
Amortization of debt discount	124,084	376,660
Amortization of debt discount - related party	—	400,000
Loss on extinguishment of note payable	5,384,719	—
Loss on extinguishment of Series C preferred stock	196,244	—
Loss on issuance of preferred stock and warrants	3,674,329	—
Depreciation and amortization	15,170	731,345
Net periodic pension benefit cost	(619,399)	(48,423)
Stock-based compensation	74,267	438,653
Loss on impairment of inventory of ENTADFI	—	356,637
Change in fair value of contingent warrant liabilities	(16,499)	(1,250,466)
Change in fair value of Series D warrant liability	(10,377,638)	—
Change in fair value of Series D derivative liability	3,809,333	—
Change in fair value of Series E warrant liability	(4,486,847)	—
Change in fair value of Series E derivative liability	1,539,014	—
Change in fair value of subscription agreement liability	(3,127,962)	3,259,000
Loss on disposal of property and equipment	17,283	—
Gain on forgiveness of accounts payable	(944,694)	—
Deferred tax benefit	—	(1,045,181)
Amortization of deferred offering costs	—	366,113
Gain on settlement of contingent warrant liabilities	—	(5,282)
Changes in assets and liabilities:
Accounts receivable	(268,685)	116,676
Inventory	(73,720)	(62,273)
Investor receivable	(50,000)	—
Prepaid expenses and other assets	(128,360)	1,018,109
Prepaid expenses, long-term	—	(7,749)
Deferred offering costs	(225,000)	—
Accounts payable	(1,093,655)	(1,477,075)
Accrued expenses	(580,032)	(1,129,050)
Net cash used in operating activities	(9,678,390)	(10,495,816)

Cash flows from investing activities
Purchase of property and equipment	—	(28,471)
Net cash used in investing activities	—	(28,471)

Cash flows from financing activities
Proceeds from issuance of notes payable - related party	—	5,000,000
Proceeds from issuance of notes payable	1,335,875	—
Payment of financing costs	—	(400,000)
Payment on note payables	(7,111,548)	(1,345,521)
Payment of redemption of Series C Preferred Stock	(1,713,570)	—
Proceeds from exercise of preferred investment options, net	—	922,749
Proceeds from exercise of stock options	—	163
Proceeds from exercise of warrants	—	6,155
Proceeds from issuance of Series D Preferred Stock and warrants	9,301,200	—
Proceeds from issuance of Series E Preferred Stock and warrants	6,250,000	—
Proceeds from issuance of Series C Preferred Stock and warrants	—	1,875,000
Proceeds from issuance or sale of common stock	6,391,655	685,282
Cash in lieu of shares	(926)	(718)
Net cash provided by financing activities	14,452,686	6,743,110

Effect of exchange rate changes on cash	(200,142)	(126,658)
Net increase (decrease) in cash	4,574,154	(3,907,835)
Cash, beginning of period	646,500	4,554,335
Cash, end of period	$5,220,654	$646,500
Cash paid for interest	$766,330	$379,409

Noncash investing and financing activities:
Recognition of contingent warrant liability	$—	$157,720
Conversion of Series B Preferred Stock to common stock	$—	$64,236,085
Conversion of Series C preferred stock to common stock	$801,241	$—
Recognition of Series D warrant liabilities	$14,749,000	$—
Recognition of Series D derivative liabilities	$772,000	$—
Recognition of Series D preferred stock	$5,884,719	$—
Recognition of Series E warrant liabilities	$6,516,000	$—
Recognition of Series E derivative liabilities	$865,000	$—
Reclassification of Series D warrant liabilities to equity	$4,371,362	$—
Reclassification of Series E warrant liabilities to equity	$2,029,153	$—
Series C preferred stock exchanged for Series D preferred stock	$246,227	$—
Settlement of note payable through issuance of Series D preferred stock	$3,176,471	$—
Settlement of related party note payable and accrued interest through issuance of common stock	$—	$5,134,247
Settlement of subscription agreement liability	$995,038	$—
Establishment of operating right-of-use asset	$—	$87,864
Conversion to equity of non-controlling interest	$—	$7,184,751
D&O insurance premium financed	$—	$678,548
Receivable from shareholders for shares issued	$—	$250,308
Measurement Period Adjustments from Proteomedix acquisition	$—	$10,321,000
Adjustment to redeemable Series C preferred stock	$—	$125,000
Deemed dividend Series C preferred stock	$409,510	$206,404

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

Historically, the Company’s focus was on the research and development of transformational vaccines to prevent infectious diseases worldwide, until the third quarter of 2023, at which time the Company halted its efforts on vaccine development activities to focus on commercialization activities for ENTADFI and pursue other potential acquisitions. However, in light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company abandoned commercialization of ENTADFI and no longer holds inventory of ENTADFI. There is currently no plan to resume commercialization of ENTADFI. Based on the circumstances surrounding ENTADFI, the ENTADFI assets were fully impaired at June 30, 2024 (see Notes 4 and 5).

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

Note 1 — Organization and Basis of Presentation (cont.)

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

As of December 31, 2025, the Company had cash of approximately $5.2 million, a working capital deficit of approximately $3.1 million and an accumulated deficit of approximately $131.2 million. During the year ended December 31, 2025, the Company used approximately $9.7 million in cash for operating activities. In addition, as of March 11, 2026, the Company’s cash balance was approximately $3.6 million.

The Company successfully closed a Series D financing and a Series E financing in September 2025 and October 2025, respectively. These financings provided the Company with additional cash flow to support near-term operations. While these capital raises may enable the Company to sustain current operations and meet existing obligations, the Company continues to generate recurring net operating losses and has not yet established sustained positive cash flows to support its strategic growth initiatives, which includes the commercialization of Proclarix, and the development and commercialization of the Company’s future product candidates. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these consolidated financial statements.

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

Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements, which is not alleviated by management’s plans. The consolidated financial statements have been prepared under the going concern basis of accounting. These consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s consolidated financial statements relate to accounting for valuation of inventory, the useful life of the amortizable intangible assets, estimates of future cash flows used to evaluate impairment of intangible assets, accrued research and development expenses, assumptions related to the pension benefit obligation, stock-based compensation, the valuation of preferred stock, valuation of subscription agreement liability, valuation of warrant and derivative liabilities, and the valuation allowance of deferred tax assets. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. As of December 31, 2025 and 2024, the Company was operating in one segment: commercial. Management’s determination of its operating segments is consistent with the financial information regularly reviewed by the CODM for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, exceed the Federal Depository Insurance Coverage limit for those maintained in the United States and exceed the Swiss Financial Market Supervisory Authority for those maintained in Switzerland. As of December 31, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Foreign Currency Translation

The financial statements of Proteomedix, the Company’s foreign subsidiary, are measured using the local currency, which is the Swiss Franc, as the functional currency. Assets and liabilities of this subsidiary are translated into U.S. dollars at exchange rates as of the consolidated balance sheet date. Equity is translated at historical exchange rates. Revenues and expenses are translated into U.S. dollars at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity, as accumulated other comprehensive income or loss. Foreign currency transaction gains and losses are included in the results of operations. For the years ended December 31, 2025 and 2024, foreign currency translation gain (loss) was approximately $2.8 million and $(5.3) million.

ONCONETIX, INC.
Notes to Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

Accounts receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for credit losses that is based upon a review of outstanding receivables, historical collection information, expected future losses, and existing economic conditions.  As of December 31, 2025, there was no allowance for credit losses. As of December 31, 2025, substantially all of the Company’s accounts receivable are due from a single customer.

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

Property and Equipment

Property and equipment consists of laboratory equipment, computers, and office furniture and fixtures, all of which are recorded at cost. Depreciation is recorded using the straight-line method over the respective useful lives of the assets ranging from two to ten years. Depreciation expense was approximately $15,000 and $22,000 for the years ended December 31, 2025 and 2024 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

ONCONETIX, INC.
Notes to Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests on an annual basis, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is allocated to the reporting unit from which it was created. A reporting unit is an operating segment or sub-segment to which goodwill is assigned when initially recorded. The Company tests indefinite lived intangible assets for impairment, on an annual basis in the fourth quarter, or more frequently if an event occurs or circumstances indicate that the indefinite lived assets may be impaired. The Company may perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines this is the case, the Company then performs further quantitative analysis to identify and measure the amount of goodwill impairment loss to be recognized, if any. To perform its quantitative test, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit.  For the years ended December 31, 2025 and 2024, the Company recorded losses on impairment of goodwill of approximately $11.5 million and $32.3 million.

Intangible assets with finite lives are reported at cost, less accumulated amortization, and are amortized over their estimated useful lives, starting when sales for the related product begin. Amortization is calculated using the straight-line method, and recorded within selling, general, and administrative expenses, or cost of revenue, depending on the nature and use of the asset.

During the ordinary course of business, the Company has entered into certain license and asset purchase agreements. Potential milestone payments for development, regulatory, and commercial milestones are recorded when the milestone is probable of achievement. Upon a milestone being achieved, the associated milestone payment is capitalized and amortized over the remaining useful life for approved products or expensed as research and development expense for milestones relating to products whose FDA approval has not yet been obtained.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable (a “triggering event”). Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the long-lived asset in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value. During the years ended December 31, 2024, the Company determined that there were certain triggering events that indicated that the carrying amount of the assets recorded in connection with the ENTADFI acquisition may not be fully recoverable. Impairment losses of $3.5 million were recorded during the years ended December 31, 2024 (see Note 4). No additional impairment charges, in relation to the ENTADFI acquisition, were recorded during the year-end December 31, 2025.

During the year ended December 31, 2024, the Company determined there were certain triggering events that indicated the carrying amounts of the assets recorded in connection with the PMX acquisition may not be fully recoverable. Impairment losses of approximately $10.3 million related to the Company’s intangible assets were recorded during the year ended December 31, 2024 resulting in a zero balance of the intangible assets as of December 31, 2024 and 2025. There were no additional impairment charges during the year ended December 31, 2025. See Note 4 for further details.

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

The fair value of financial instruments measured on a recurring basis is as follows as of December 31, 2025 and 2024:

	As of December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$26,590	—	—	$26,590
Series D and E derivative liabilities	6,985,347	—	—	6,985,347
Total	$7,011,937	—	—	7,011,937

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$43,089	—	—	$43,089
Subscription agreement liability – related party	4,123,000	—	—	4,123,000
Total	$4,166,089	—	—	$4,166,089

These non-financial assets were valued using significant unobservable measures and other fair value inputs and are therefore classified as Level 3 measurements.

None of the Company’s other non-financial assets or liabilities are recorded at fair value on a non-recurring basis as of December 31, 2025 and 2024. There were no transfers between levels during the periods presented.

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

The Company additionally evaluates leases at their inception to determine if the leases are to be accounted for as an operating lease or a finance lease. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments are recognized in the period in which the obligations for those payments are incurred. Lease expense for finance leases is bifurcated into two components, with the amortization expense component of the right-of-use asset recognized on a straight-line basis and the interest expense component recognized using the effective interest method over the lease term. The Company has no financing leases as of December 31, 2025 or 2024.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

Defined Benefit Pension Plan

Proteomedix sponsors a defined benefit pension plan (the “Swiss Plan”) covering its eligible Swiss employees. The Swiss Plan is government-mandated and provides retirement benefits based on employees’ years of service and compensation levels. The Company recognizes an asset for the Swiss Plan’s overfunded status or a liability for underfunded status in its consolidated balance sheets. Additionally, the Company measures its plan’s assets and obligations that determine its funded status as of the end of the year and recognizes the changes in the funded status in the year in which the changes occur. Those changes are reported in accumulated other comprehensive loss in the accompanying consolidated statements of convertible preferred stock and stockholders’ equity. The Company uses actuarial valuations to determine its pension and postretirement benefit costs and credits. The amounts calculated depend on a variety of key assumptions, including discount rates and expected return on plan assets. Current market conditions are considered in selecting these assumptions. As of December 31, 2025, the plan was fully settled as a result of the Company terminating its remaining full-time employment arrangements and transitioning to outsourced consulting payroll structures during the year.

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

Other Revenue

The Company generates other revenue including license revenue through agreements that grant third parties rights to use its intellectual property and proprietary materials. In September 2025, the Company entered into a license agreement with Immunovia AB, under which it granted exclusive rights to certain intellectual property and transferred biological materials related to the PancreaSure™ test. The agreement included two non-refundable payments of $0.3 million. Based on the terms of the agreement and the nature of the license, the Company determined that the performance obligations were satisfied upon the transfer of the licensed rights. Accordingly, the Company recognized $0.6 million as license revenue during the year ended December 31, 2025. The license agreement also states that the Company shall earn a 3% royalty on any sales Immunovia has from products developed using the licensed intellectual property. Further, Immunovia agreed to pay the Company $0.1 million for the delivery of the biological materials. As of December 31, 2025, the Company had not recognized any revenue due to the royalties or due to the biological materials.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

As of December 31, 2025 the Company had received payments of $0.3 million due to the license agreement.

As of December 31, 2025 the Company had an outstanding accounts receivable balance of $0.3 million due to the remaining payment from the customer due to the Company by March 31, 2026. As of December 31, 2025, the $0.3 million receivable was reported as accounts receivable, net in the accompanying consolidated balance sheets.

During the years ended December 31, 2025 and 2024, the Company recognized total revenue of approximately $0.8 million and $2.5 million, respectively.

The Company’s revenue was generated from the following geographic regions during the year ended December 31, 2025:

	European Union	Non-European Union (UK)	United States
Development services	100%	—%	—%
Other revenue	100%	—%	—%
Product sales	92%	8%	—%

	European Union	Non-European Union (UK)	United States	Total Revenue
Development services	$1,654	$—	$—	$1,654
Other revenue	587,882	—	—	587,882
Product sales	207,054	18,781	—	225,835
Total	$796,590	$18,781	$—	$815,371

The Company’s revenue was generated from the following geographic regions during the year ended December 31, 2024:

	European Union	Non-European Union (UK)	United States
Development services	100%	—%	—%
Product sales	65%	10%	25%

	European Union	Non-European Union (UK)	United States	Total Revenue
Development services	$2,275,088	$—	$—	$2,275,088
Product sales	162,071	23,842	$63,115	249,028
Total	$2,437,159	$23,842	$63,115	$2,524,116

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

The Company had the following customer concentrations for its revenue during the years ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
	Development Services	Product Sales	Other Revenue	Development Services	Product Sales	Other Revenue
Customer A	100%	92%	100%	100%	65%	—%
Customer B	—%	—%	—%	—%	25%	—%
Customer C	—%	3%	—%	—%	5%	—%
Customer D	—%	5%	—%	—%	5%	—%

Any revenues earned but not yet billed to the customer as of the date of the consolidated financial statements are recorded as either accounts receivable or contract assets in the accompanying consolidated financial statements, with the difference depending on whether or not the Company’s right to consideration is conditional or unconditional. The Company had approximately $0.3 million and $0 in unbilled accounts receivable as of December 31, 2025 and 2024. Amounts recorded in contract assets are reclassified to accounts receivable in our consolidated financial statements when the right to consideration switches from conditional to unconditional. Accounts receivable was approximately $0.3 million and $0.03 million as of December 31, 2025 and 2024, respectively.

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

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses include costs incurred in funding research and development activities, license fees, and other external costs. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Upfront and milestone payments due to third parties that perform research and development services on the Company’s behalf will be expensed as services are rendered or when the milestone is achieved. When billing terms under research and development contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations as of period end to those third parties. Accrual estimates are based on several factors, including the Company’s knowledge of the progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical accrual estimates made by the Company have not been materially different from the actual costs (see Note 5).

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

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the accompanying consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive losses for the years ended December 31, 2025 and 2024 are comprised of net loss, the effect of currency translation adjustments, and the change in pension benefit obligation.

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

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 3 — Summary of Significant Accounting Policies (cont.)

Recently Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024. Adoption of this ASU should be applied on a prospective basis. Early adoption is permitted. The Company has adopted the improvements to income tax disclosure requirements with no significant impact on its disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

Note 4 — Balance Sheet Details

Inventories

Inventories, which primarily relate to Proclarix product as of December 31, 2025 and 2024, consisted of the following:

	December 31, 2025	December 31, 2024
Raw materials	$103,431	$57,446
Finished goods	46,530	6,633
Total	$149,961	$64,079

The Company recorded an impairment on the ENTADFI inventory in the amount of approximately $0.4 million during the year ended December 31, 2024, which fully reserved all remaining inventory related to ENTADFI. There were no additional impairments recorded on inventory during the year ended December 31, 2025. Additionally, during the year ended December 31, 2025, the Company fully abandoned ENTADFI and disposed of the remaining inventory.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 4 — Balance Sheet Details (cont.)

Investor Receivable

The Company recorded a receivable of approximately $50,000 pertaining to professional service fees paid by the Company on behalf of an investor in connection with the Series E financing. The receivable is non-interest bearing and is presented as investor receivable within the accompanying consolidated balance sheet.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Prepaid insurance	$136,739	$101,999
Prepaid professional fees	—	7,487
VAT taxes receivable	31,955	28,756
Prepaid other	170,552	33,894
Other Receivable	10,047	41,835
Total	$349,293	$213,971

Intangible Assets

Intangible assets acquired in connection with the ENTADFI and Proteomedix acquisitions were comprised of customer relationships, product rights for developed technology, and a trade name. These intangibles were fully impaired during the year ended December 31, 2024, resulting in a zero balance as of December 31, 2025 and 2024.

Changes in intangible assets recorded during the year ended December 31, 2024 consisted of the following:

	Trade name	Product rights for developed technology	Customer relationships	Total intangible assets, net
Balance at December 31, 2023	$9,312,739	$14,150,944	$1,947,204	$25,410,887
Measurement period adjustments related to the Proteomedix acquisition	(6,239,000)	(3,264,000)	(818,000)	(10,321,000)
Impairment	(2,676,441)	(9,912,392)	(987,607)	(13,576,440)
Amortization	(185,396)	(457,144)	(66,502)	(709,042)
Effect of Foreign Currency Translation	(211,902)	(517,408)	(75,095)	(804,405)
Balance at December 31, 2024	$—	$—	$—	$—

The finite lived intangible assets held by the Company, which includes trade name, customer relationships and product rights for developed technology, were being amortized over their estimated useful lives, which is 15 years. Amortization expense related to intangible assets was approximately $0.7 million for the year ended December 31, 2024, of which approximately $457,000 and $252,000 was recorded as cost of revenue and selling, general, and administrative expenses, respectively, in the accompanying consolidated statements of operations and comprehensive loss. The Company did not record any additions, impairments, or other changes in intangible assets during the year ended December 31, 2025.

ENTADFI Intangible Asset Impairment

In 2024, the Company recorded impairment charges related to its ENTADFI asset group after determining that the carrying amount was not recoverable. As of June 30, 2024, the ENTADFI asset group was fully impaired and had no remaining carrying value.

Proteomedix Intangible Assets Impairment

During the year ended December 31, 2024, the Company recorded a full impairment charge related to the intangible assets acquired in connection with the PMX acquisition. As a result, the carrying value of these intangible assets was reduced to zero as of December 31, 2024.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 4 — Balance Sheet Details (cont.)

Goodwill

Goodwill consisted of the following as of December 31, 2025 and 2024:

Balance as of December 31, 2023	$55,676,142
Measurement period adjustment related to the Proteomedix acquisition	8,393,843
Impairment loss	(32,347,000)
Foreign currency translation	(4,674,012)
Balance as of December 31, 2024	27,048,973
Impairment loss	(11,512,000)
Foreign currency translation	3,012,032
Balance as of December 31, 2025	$18,549,005

Impairments for years ended December 31, 2025 and 2024

During the years ended December 31, 2025 and 2024, the Company recognized goodwill impairment losses of approximately $11.5 million and $32.3 million, respectively.

During the year ended December 31, 2025, the Company performed quantitative goodwill impairment analyses during each quarter as a result of sustained declines in the Company’s stock price and market capitalization. The fair value of the reporting unit during the year ended December 31, 2025 was estimated primarily using a market capitalization approach, which was derived from the Company’s fully-diluted market capitalization calculated using an indicative share price based on the December 31, 2025 closing price.

During the year ended December 31, 2024, the Company identified multiple indicators of goodwill impairment primarily related to declines in its stock price and market capitalization, changes in market conditions, and the anticipated timing of projected sales. As a result, the Company performed quantitative goodwill impairment assessments throughout 2024, which resulted in cumulative impairment charges of approximately $32.3 million. These charges included impairments recognized in the first and second quarters of 2024 and an additional impairment recognized in the fourth quarter of 2024 following a measurement-period adjustment related to the Proteomedix acquisition.

During 2024, the Company also reassessed its reporting unit structure and determined that, effective April 30, 2024, it operated as a single reporting unit, which was considered in its impairment analyses. Fair value was estimated using a combination of the income approach, the market approach, and the Company’s market capitalization, with valuation methodologies evolving during the year based on changes in facts and circumstances. In the first and second quarters of 2024, the Company estimated fair value using a combination of the income approach and market approach (market multiples), with results reconciled to the Company’s market capitalization. In the third quarter of 2024, the Company shifted to an income approach, still reconciled to market capitalization, because previously selected guideline transactions and comparable-company inputs were no longer considered representative of the Company’s circumstances. In the fourth quarter of 2024, the Company estimated fair value based on the Company’s market capitalization.

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

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 4 — Balance Sheet Details (cont.)

Measurement period adjustment for year ended December 31, 2024

During 2024, the Company identified a measurement period adjustment relating from the Proteomedix acquisition resulting in an increase to the acquired goodwill of approximately $8.4 million.

Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Accrued compensation	$42,228	$186,956
Accrued research and development	—	320,096
Accrued professional fees	201,208	161,981
Accrued franchise taxes	80,000	40,000
Accrued interest	—	139,409
Accrued license fees	—	14,705
Other accrued expenses	18,445	25,841
Total	$341,881	$888,988

Note 5 — Significant Agreements

Services Agreement

On July 21, 2023, the Company, entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with a vendor, pursuant to which the vendor was to provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with the same vendor for certain subscription services providing prescription market data access to the Company. The fees under the second statement of work totaled approximately $0.8 million, and the term was through July 14, 2025. On October 12, 2023, the Company terminated the Master Services Agreement and the statements of work. During 2023, the Company recognized a termination fee of approximately $1.4 million included in selling, general and administrative expense. Subsequently during 2024, the Company agreed with the vendor to pay a reduced termination fee of approximately $0.9 million and recorded net credits of $0.5 million for the difference in the termination fee related to this contract during the year ended December 31, 2024, which was included in selling, general and administrative expense for the year then ended. During the year ended December 31, 2025, the Company settled the remaining balance of the termination fee and recognized a $0.9 million gain on forgiveness of accounts payable in the accompanying consolidated statement of operations and comprehensive loss.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 5 — Significant Agreements (cont.)

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

LabCorp is wholly responsible for the cost, if any, of research, development and commercialization of Licensed Products in the United States but has the right to offset a portion of those costs against future royalty and milestone payments. Additionally, LabCorp may deduct royalties or other payments made to third parties related to the manufacture or sale of Licensed Products up to a maximum amount of any royalty payments due to Proteomedix. There was no such activity under the agreement for the year ended December 31, 2025.

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

As of December 31, 2025, the sale of Licensed Products by LabCorp under the license agreement has not commenced. The Company has sold product to LabCorp for their use in internal trials of the test.

On December 6, 2025, the Company entered into an amendment with LabCorp that adds in a clause for LabCorp to complete a research study on behalf of the Company. This amendment does not affect the licensing agreement or any conclusions therein. The Company engaged LabCorp to complete a study and will pay LabCorp for these services separately. Under the amendment, the Company is obligated to reimburse LabCorp for study-related services based on subject enrollment milestones, with total payments capped at $0.3 million. Management currently estimates total study costs to be in the mid-five-figure range; however, actual costs may vary depending on enrollment levels and study execution.

Immunovia AB

On September 17, 2025, Proteomedix entered into a license agreement with Immunovia AB, pursuant to which Immunovia obtained exclusive rights to certain intellectual property and proprietary biological materials related to the PancreaSure™ test. In exchange for these rights, Immunovia paid Proteomedix a non-refundable upfront license fee of $0.3 million. Based on the terms of the agreement and the nature of the license, the Company determined that the performance obligations were satisfied upon the transfer of the licensed rights. Accordingly, the Company recognized the $0.6 million as license revenue during the year ended December 31, 2025. Additionally, the agreement provides for a second payment of $0.3 million due by March 31, 2026.

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

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 5 — Significant Agreements (cont.)

The license agreement includes customary termination provisions, including termination for convenience with advance notice, and termination for material breach or non-payment. The agreement does not require Proteomedix to provide ongoing services or support following the initial transfer of rights and materials.

As of December 31, 2025, the Company received the initial nonrefundable license payment of $0.3 million, and the sale of the Licensed Products by Immunovia under the license agreement has not commenced.

As of December 31, 2025 the Company had an outstanding accounts receivable balance of $0.3 million due to the payment from the customer due to the Company by March 31, 2026. As of December 31, 2025, the Company’s accounts receivable balances were reported as accounts receivable, net in the accompanying consolidated balance sheets.

Consulting Agreement

On June 17, 2025, the Company entered into a consulting agreement with a firm affiliated with Thomas Meier, PhD, (see Note 11) pursuant to which the consulting firm provides strategic and transactional advisory services, including services related to the Immunovia license agreement. Under the terms of the agreement, the consulting firm is eligible to earn success fees based on transaction proceeds and reimbursement of related expenses. During the year ended December 31, 2025, the Company recognized approximately $0.03 million of expense related to success fees under this agreement, and approximately $0.02 million was included in accounts payable as of December 31, 2025.

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

ONCONETIX, INC.

Notes to Consolidated Financial Statements

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

ONCONETIX, INC.

Notes to Consolidated Financial Statements

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

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 6 — Notes Payable (cont.)

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

As of September 22, 2025, approximately $8.8 million was payable to Veru under the Veru Notes and related amendments. On September 22, 2025, the Company and Veru entered into a Settlement Agreement and Release (the “Veru Settlement Agreement”), pursuant to which Veru agreed to accept a cash payment of approximately $6.3 million (including interest accrued through receipt of the Settlement Amounts (as defined herein)), 3,125 shares of Series D Preferred Stock (as defined below) and 846,975 Series D Warrants (as defined below) from a Series D PIPE Financing (as defined below) entered between the Company and certain institutional investors on September 22, 2025 (such cash payment, shares of Series D Preferred Stock and Series D Warrants, collectively, the “Settlement Amounts”) in full satisfaction of all amounts due under the Veru Notes, as amended by all preceding amendments, forbearance agreements, and waivers, and Veru agreed that such acceptance constituted complete discharge of all obligations thereunder. The Settlement Agreement contains customary release provisions that upon timely delivery of the Settlement Amounts, Veru shall release all claims or actions against the Company. The transaction was accounted for as a debt extinguishment in accordance with ASC 405-20 and ASC 470-50. The Company derecognized the carrying amount of the Veru Notes and recognized a gain or loss on extinguishment equal to the difference between the reacquisition price—measured at the fair value of the cash and equity instruments transferred—and the net carrying value of the debt. The Company recognized a loss on extinguishment related to this transaction of $3,516,811 recorded within loss on extinguishment of notes payable in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

On September 24, 2025, Veru confirmed receipt of all Settlement Amounts in satisfaction of all outstanding amounts, and all Veru Notes and related amendments were deemed cancelled and terminated, respectively, and of no further force or effect.

During the year ended December 31, 2025 and 2024, the Company recorded approximately $0.8 million and $1.4 million of associated interest expense, respectively, which includes accrued interest and amortization of the debt discount. The unamortized debt discount as of December 31, 2025 and 2024 was $0 and $5,000. As of December 31, 2025 and 2024, the Company has recorded accrued interest of approximately $0 and $0.1 million on the Notes, which is included in accrued expenses in the accompanying consolidated balance sheets.

There are no future minimum principal payments on the Veru Notes as of December 31, 2025 as the Veru Notes are fully paid off and extinguished in accordance with the Veru Settlement Agreement.

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

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 6 — Notes Payable (cont.)

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

On September 24, 2024, the Company converted all unpaid principal and accrued interest due under the Debenture into 5,882 units, attributable to principal, and 158 units, attributable to accrued interest, upon the closing of the Subscription Agreement. Each unit consisted of 1 share of common stock and 0.30 pre-funded warrants at an exercise price of $3.40 per share. As a result of the transaction, 6,040 shares of common stock were issued, and 1,812 pre-funded warrants were issued. As of December 31, 2024, there is no outstanding balance or accrued interest remaining on the Debenture. The remaining unamortized debt discount was immediately expensed upon settlement.

The Company recorded approximately $0.5 million of interest expense on the Debenture during the year ended December 31, 2024 which includes accrued interest and amortization of the debt discount. There was no such interest expense during the year ended December 31, 2025.

Insurance Financing

During the years ended December 31, 2025 and 2024, the Company obtained financing for certain Director & Officer liability insurance policy premiums. The agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

During 2024, the total premiums, taxes and fees financed are approximately $0.7 million, with an annual interest rate of 7.79%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreement. As of December 31, 2024, the company had paid off the insurance financing note payable. The Company paid the insurance financing through monthly installment payments of approximately $78,000, the last payment for the note was paid on November 17, 2024.

During 2025, the total premiums, taxes and fees financed are approximately $0.5 million, with an annual interest rate of 7.25%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreement. The Company paid the insurance financing through monthly installment payments of approximately $52,768, with the last payment for the note occurring on November 17, 2025. As of December 31, 2025, the insurance financing is fully paid off and the insurance policy remains in effect until February 17, 2026.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 6 — Notes Payable (cont.)

Keystone Notes Payable

During the year ended December 31, 2025, the Company issued six subordinated promissory notes to Keystone Capital Partners, LLC, each with an original issue discount and payable upon the earlier of (i) receipt of sufficient proceeds from the Company’s Equity Line of Credit (“ELOC”) with the Investor or (ii) a specified maturity date. All notes are subordinated to the Company’s existing debt obligations to Veru, do not initially bear interest, and are subject to a late charge of 15% per annum on any unpaid amounts past due.

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

On September 22, 2025, Keystone Capital Partners, LLC and the Company agreed to exchange the principal owed under the May Keystone Note, the June Keystone Note, the August 6 Keystone Note and the August 28 Keystone Notes for Series D Preferred Stock and Warrants in connection with the Series D PIPE Financing. The February Keystone Note was fully paid off as of October 10, 2025. The transaction was accounted for as a debt extinguishment in accordance with ASC 405-20 and ASC 470-50. The Company derecognized the carrying amount of the Keystone Notes and recognized a gain or loss on extinguishment equal to the difference between the reacquisition price, measured at the fair value of the cash and equity instruments transferred, and the net carrying value of the debt. The Company recognized a loss on extinguishment related to this transaction of $1,867,908 recorded within loss on extinguishment of notes payable in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

During the year ended December 31, 2025, the Company recorded approximately $0.1 million of amortization of the debt discount.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

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

On June 24, 2025, the 270-day volume weighted average price after the closing of the Subscription Agreement was below $850. In accordance with the Make-Whole Provision under the Subscription Agreement, the Company issued 241,514 shares of common stock (the “Make-Whole Shares”) to Altos Venture AG, following the determination that the 270-day volume weighted average price (“Issuer VWAP”) was below the $850 threshold. The Company recorded common stock of $2 and additional paid in capital of $995,036 related to the issuance of the 241,514 shares in the accompanying consolidated balance sheet as of December 31, 2025.

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

During the year ended December 31, 2025, the subscription agreement liability - related party expired and was settled resulting in the recognition of $2 in common stock and $995,036 in additional paid in capital as of December 31, 2025.

The following table summarizes the activity for the related party subscription agreement liability, using unobservable Level 3 inputs, for the years ended December 31, 2025 and 2024:

Subscription Agreement Liability
Balance at December 31, 2023	$864,000
Change in fair value	3,259,000
Balance at December 31, 2024	4,123,000
Change in fair value	(3,127,962)
Settlement	(995,038)
Balance at December 31, 2025	$—

As of December 31, 2025 and 2024, the fair value of the related party subscription agreement liability was approximately $0 and $4,123,000, respectively. For the years ended December 31, 2025 and 2024, the Company recognized a (gain) loss in change in fair value of the related party subscription agreement liability of approximately $(3,127,962) and $3,259,000, respectively.

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

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 8 — Warrant and derivative liabilities

Contingent warrant liabilities

The following table summarizes the activity for the contingent warrant liabilities, using unobservable Level 3 inputs, for the years ended December 31, 2025 and 2024:

Contingent Warrant Liability
Balance at December 31, 2023	$2,641
Fair value at issuance	1,296,196
Change in fair value	(1,250,466)
Gain on settlement of contingent warrant liability	(5,282)
Balance at December 31, 2024	$43,089
Change in fair value	(16,499)
Balance at December 31, 2025	$26,590

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

The Company measured its bifurcated embedded derivative liabilities and warrant liabilities as of December 31, 2025 and September 22, 2025, at fair value on a recurring basis using level 3 inputs. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. The derivative liabilities and warrant liabilities were both measured using Monte Carlo valuation models. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates.

As of December 11, 2025 the Company had entered a letter of intent with Realbotix (“LOI”), which contemplates a change of control transaction. A closing condition of the LOI is that no convertible securities of the Company will be outstanding prior to, or upon, closing (subject to approval of the preferred shareholders) which creates two distinct timing scenarios for the settlement of the preferred securities: prior to, or at closing, pursuant to the terms of the LOI or after closing in the event the transaction proposed by the LOI is not completed. Given the disparate timing conditions, the valuation included two scenarios in the Monte Carlo valuation analysis as of December 31, 2025 and December 23, 2025: Closing and No Closing. The Closing scenario includes settlement logic for the preferred securities based on the profit-maximizing outcome of the preferred shareholder at the hypothetical closing date. The No Closing scenario models the embedded derivatives as if there was no forced conversion event (similar to valuation analyses of the embedded derivatives as of their original issuance and September 30, 2025). The closing scenario resulted in higher warrant values primarily due to a higher implied equity value, a shorter expected time to liquidity, and changes to the post-transaction capital structure and holder economics relative to the no-closing scenario.

The table below shows the inputs used to determine the fair value of the derivative liabilities:

	As of
	December 31,	December 31,	September 22,
	2025	2025	2025
	Closing Scenario	Non-closing Scenario
Expected term (years)	2.75	2.73	3.0
Expected volatility	150.00%	150.00%	150.00%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.50%	3.50%	3.56%
Probability	40.00%	60.00%	N/A

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 8 — Warrant and derivative liabilities (cont.)

The table below shows the inputs used to determine the fair value of the warrant liabilities:

	As of
	December 23,	December 23,	September 22,
	2025	2025	2025
	Closing Scenario	Non-closing Scenario
Expected term (years)	2.75	2.75	3.0
Expected volatility	150.00%	150.00%	150.00%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.55%	3.50%	3.56%
Probability	40.00%	60.00%	N/A

The Limited Waiver Agreement executed on December 23, 2025 resulted in reclassification of the warrants to equity, the warrant liability was remeasured using inputs as of December 23, 2025, and no subsequent liability remeasurement was required through December 31, 2025.

The following table presents information about the Company’s derivative liabilities and warrant liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and September 22, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Valuation Level	December 31, 2025	September 22, 2025

Warrant liabilities	Level 3	$—	$14,749,000
Derivative liabilities	Level 3	4,581,333	772,000
		$4,581,333	$15,521,000

The following table sets forth a summary of the change in the fair value of the derivative liabilities and warrant liabilities that are measured at fair value on a recurring basis for the year ended December 31, 2025:

	Derivative Liabilities	Warrant Liabilities
Balance, as of December 31, 2024	—	—
Fair value recognized upon issuance	$772,000	$14,749,000
Change in fair value	3,809,333	(10,377,638)
Reclassified to equity (See Note 9)	—	(4,371,362)
Balance, as of December 31, 2025	$4,581,333	$—

Series E derivative liabilities and warrant liabilities

On October 1, 2025, the Company completed a private placement transaction with institutional investors, resulting in the issuance of Series E convertible preferred stock and accompanying warrants to purchase shares of common stock. In connection with this transaction, the Company recorded warrant liabilities related to the Series E Warrants and derivative liabilities associated with certain embedded features in the Series E Preferred Stock. These instruments were classified as liabilities and measured at fair value in accordance with ASC 815 due to their settlement provisions and other contractual terms. Refer to Note 9 for further detail on the private placement transaction.

The Company measures its bifurcated embedded derivative liability and warrant liability as of December 31, 2025 and issuance, at fair value on a recurring basis using level 3 inputs. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. The derivative liability and warrant liability were both measured using Monte Carlo valuation models. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 8 — Warrant and derivative liabilities (cont.)

As of December 11, 2025 the Company had entered a letter of intent with Realbotix (“LOI”), which contemplates a change of control transaction. A closing condition of the LOI is that no convertible securities of the Company will be outstanding prior to, or upon, closing (subject to approval of the preferred shareholders) which creates two distinct timing scenarios for the settlement of the preferred securities: prior to, or at closing, pursuant to the terms of the LOI or after closing in the event the transaction proposed by the LOI is not completed. Given the disparate timing conditions, the valuation included two scenarios in the Monte Carlo valuation analysis as of December 31, 2025 and December 23, 2025: Closing and No Closing. The Closing scenario includes settlement logic for the preferred securities based on the profit-maximizing outcome of the preferred shareholder at the hypothetical closing date. The No Closing scenario models the embedded derivatives as if there was no forced conversion event (similar to valuation analyses of the embedded derivatives as of their original issuance and September 30, 2025). The closing scenario resulted in higher warrant values primarily due to a higher implied equity value, a shorter expected time to liquidity, and changes to the post-transaction capital structure and holder economics relative to the no-closing scenario.

The table below shows the inputs used to determine the fair value of the derivative liabilities:

	As of
	December 31,	December 31,	October 1,
	2025	2025	2025
	Closing Scenario	Non-closing Scenario
Expected term (years)	2.73	2.75	3.0
Expected volatility	150.00%	150.00%	150.00%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.50%	3.50%	3.53%
Probability	40.00%	60.00%	N/A

The table below shows the inputs used to determine the fair value of the warrant liabilities:

	As of
	December 23,	December 23,	October 1,
	2025	2025	2025
	Closing Scenario	Non-closing Scenario
Expected term (years)	2.77	2.77	3.0
Expected volatility	150.00%	150.00%	150.00%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.55%	3.50%	3.53%
Probability	40.00%	60.00%	N/A

The Limited Waiver Agreement executed on December 23, 2025 resulted in reclassification of the warrants to equity, the warrant liability was remeasured using inputs as of December 23, 2025, and no subsequent liability remeasurement was required through December 31, 2025.

The following table presents information about the Company’s derivative liabilities and warrant liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and October 1, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Valuation Level	December 31, 2025	October 1, 2025

Warrant liabilities	Level 3	$—	$6,516,000
Derivative liabilities	Level 3	2,404,014	865,000
		$2,404,014	$7,381,000

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 8 — Warrant and derivative liabilities (cont.)

The following table sets forth a summary of the change in the fair value of the derivative liabilities and warrant liabilities that are measured at fair value on a recurring basis for the year ended December 31, 2025:

	Derivative Liabilities	Warrant Liabilities
Balance, as of December 31, 2024	—	—
Fair value recognized upon issuance	$865,000	$6,516,000
Change in fair value	1,539,014	(4,486,847)
Reclassified in equity (See Note 9)	—	(2,029,153)
Balance, as of December 31, 2025	$2,404,014	$—

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity

Authorized Capital

As of December 31, 2025 and 2024, the Company is authorized to issue 250,000,000 shares and 10,000,000 shares of common stock and preferred stock, respectively, with a par value of $0.00001 for both common stock and preferred stock.

At December 31, 2025 and 2024, the Company had designated 1,150,000 shares, 10,000 shares, 2,700,000 shares, and 10,000 shares of Series Seed Preferred Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively. At December 31, 2025, the Company had designated 32,000 shares and 10,000 shares of Series D and E Preferred Stock, respectively.

Preferred Stock

Series Seed Convertible Preferred Stock

The Company has 1,150,000 shares of preferred stock designated as Series Seed Preferred Stock (“Series Seed”) and there are no shares of Series Seed outstanding as of December 31, 2025 and 2024.

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

On September 24, 2024, Veru converted all 3,000 shares of Series A Convertible Preferred Stock into 1,679 shares of the Company’s common stock per the stated conversion ratio. There were no shares of Series A Convertible Stock outstanding as of December 31, 2025 and 2024.

Series B Convertible Preferred Stock

In connection with the PMX acquisition on December 15, 2023, the Company issued 2,696,729 shares of Series B Convertible Preferred Stock, which were initially convertible into approximately 79,315 shares of common stock, subject to stockholder approval on September 5, 2024. All Series B Preferred Stock was fully converted into common stock on September 24, 2024. As of December 31, 2024 and 2025, no Series B Preferred Stock remains outstanding.

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

On July 16, 2025, the Company exercised its voluntary Series C Preferred Stock adjustment right to lower the conversion price of the Series C Preferred Stock to $3.50, and holders of 1,920 shares of Series C Preferred Stock agreed to convert their shares into shares of Common Stock. During the year ended December 31, 2025, 1,369 shares of Series C Preferred Stock were redeemed for an aggregate amount of $1.71 million, 1,920 shares of Series C Preferred Stock were converted into common stock and 203 shares of Series C Preferred Stock were exchanged into 244 shares of Series D Preferred Stock (as defined below). There were no redemptions or conversions of the Series C Preferred Stock during the year ended December 31, 2024. As of December 31, 2025, 7 shares of Series C Preferred Stock remain outstanding, with a carrying value of $1.7 thousand, as reflected in the accompanying consolidated balance sheet. As of December 31, 2024, 3,499 shares of Series C Preferred stock were outstanding with a carrying value of $1.1 million, as reflected in the accompanying consolidated balance sheet.

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

In connection with the Series D financing entered into on September 22, 2025, the Company utilized the proceeds to extinguish the outstanding Veru and Keystone notes payable upon the transfer of the settlement considerations. The extinguishment was achieved through a combination of cash payment and the issuance of Series D Preferred Stock and Series D Warrants (See Note 6). The transaction was accounted for as a debt extinguishment in accordance with ASC 405-20 and ASC 470-50. The Company derecognized the carrying amounts of the notes payable and recognized a gain or loss on extinguishment equal to the difference between the reacquisition price, measured at the fair value of the cash and equity instruments transferred, and the net carrying value of the debt. The Company recognized a loss on extinguishment related to this transaction of $5,384,719 recorded within loss on extinguishment of notes payable in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

The Series D Preferred Stock was determined to be more akin to an equity-like host than a debt-like host and was classified as permanent equity as it was not redeemable in any manner that would require classification outside of permanent equity pursuant to ASC 480-10-S99. The Series D Preferred Stock was recorded on the accompanying consolidated balance sheet at its par value. Certain embedded share-settled redemption features within the Series D Preferred Stock were bifurcated and accounted for separately a derivative liability.

The Series D Warrants and certain embedded share-settled redemption features of the Series D Preferred Stock issued were determined to be liability-classified instruments pursuant to ASC 480 and ASC 815. The embedded features of the Series D Preferred Stock were bifurcated and accounted for separately as derivative liabilities. The Company measured the warrant liabilities and bifurcated derivative liabilities at fair value on a recurring basis using Level 3 inputs as of September 22, 2025 (the issuance date), December 23, 2025 (amended warrants date), and December 31, 2025 (derivative liabilities fair value date), respectively. The fair value of the derivative liabilities was $772,000 and $4,581,333 as of September 22, 2025 and December 31, 2025, respectively. The fair value of the warrant liabilities was $14,749,000 and $4,371,362 as of September 22, 2025 and December 23, 2025, respectively. See Note 8 for further information regarding the valuation methodology and assumptions used in determining the fair value of the warrant and derivative liabilities.

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

During the year ended December 31, 2025, the Company issued 16,343 in connection with the Series D financing, which includes the 16,099 initially issued and an additional 244 shares that were exchanged from Series C Preferred Stock to Series D Preferred Stock, and converted approximately 18 Series D Preferred Stock into common shares. As of December 31, 2025, 16,325 shares of Series D Preferred Stock remain outstanding.

Series E Preferred Stock

On October 1, 2025, Onconetix entered into, and sold to institutional investor(s) (collectively, the “PIPE Investors”), pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) an aggregate of 7,813 shares of Series E convertible preferred stock, par value $0.00001 per share (“Series E Preferred Stock”), which are convertible into common stock of the Company, $0.00001 par value per share (the “Common Stock”) and warrants to purchase 2,025,223 shares of Common Stock (the “Warrants” and, together with the Series E Preferred Stock, the “PIPE Securities”), for an aggregate purchase price of approximately $6.25 million and net cash proceeds of $6.2 million. Such investment is referred to as the “PIPE Financing”. The exercise price of the Series E Warrants is $3.8576, and the Series E Warrants are exercisable beginning on the issuance date and expire on the third anniversary of the issuance date.

Concurrently with entering into the Securities Purchase Agreement, the Company also entered into a registration rights agreement with the Series E PIPE Investors, pursuant to which it has agreed to provide the Series E PIPE Investors with certain registration rights related to the shares of Common Stock underlying the shares of Series E Preferred Stock and Series E Warrants.

The Series E Preferred Stock was determined to be more akin to an equity-like host than a debt-like host and was classified as permanent equity as it was not redeemable in any manner that would require classification outside of permanent equity pursuant to ASC 480-10-S99. The Series E Preferred Stock was recorded on the accompanying consolidated balance sheet at its par value. Certain embedded share-settled redemption features within the Series E Preferred Stock were bifurcated and accounted for separately a derivative liability.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

The Series E Warrants and certain embedded share-settled redemption features of the Series E Preferred Stock issued were determined to be liability-classified instruments pursuant to ASC 480 and ASC 815. The embedded features of the Series E Preferred Stock were bifurcated and accounted for separately as derivative liabilities. The Company measured the warrant liabilities and bifurcated derivative liabilities at fair value on a recurring basis using Level 3 inputs as of October 1, 2025 (the issuance date), December 23, 2025 (amended warrants date) , and December 31, 2025 (derivative liabilities fair value date). The fair value of the derivative liabilities was $865,000 and $2,404,014 as of October 1, 2025 and December 31, 2025, respectively. The fair value of the warrant liabilities was $6,516,000 and $2,029,153 as of October 1, 2025 and December 23, 2025, respectively. See Note 8 for further information regarding the valuation methodology and assumptions used in determining the fair value of the warrant and derivative liabilities.

In connection with the Series E PIPE Financing, the Company incurred direct and incremental expenses of $60,000, comprised of legal fees and success fees, were expensed immediately. In addition to these issuance costs, the Company recognized a significant loss on issuance due to the fair value allocation requirements under US GAAP. Specifically, because the Series E Warrants and certain embedded features of the Series E Preferred Stock were determined to be liability-classified instruments pursuant to ASC 480 and ASC 815, they were initially measured at fair value upon issuance. The aggregate fair value of the Warrants $6,516,000 and the bifurcated derivative liabilities related to the Preferred Stock $865,000, as determined by a third-party valuation specialist using a Monte Carlo simulation, exceeded the total gross proceeds received in the Series E PIPE Financing of $6,250,000. As required by the guidance in ASC 470-20-25-2, when the fair value of financial liabilities required to be measured at fair value exceeds the net proceeds received, the excess is recognized as a loss in earnings at issuance. Accordingly, the Company recognized a loss on issuance of $1,131,000, representing the excess of the fair value of the liability-classified instruments over the proceeds allocated to the transaction.

The Series E Preferred Stock has no voting rights. The Series E Preferred Stock are convertible into common stock at the election of the holders of the Series E Preferred Stock at any time at an initial conversion price of $3.8576 per share. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions), anti-dilution provisions, and a floor price of $0.7715.

The Series E Preferred Stock is not redeemable by the holder except in the event of 1) a liquidation, dissolution, or winding up, or 2) the Series E Preferred Stock is redeemable for common stock of the Company upon the occurrence of a change in control. Holders of the Series E Preferred Stock shall be entitled to receive dividends as authorized and declared by the Company’s Board of Directors, payable in cash, securities, or in other assets as determined by the Company’s Board of Directors.

In the event of the Company’s liquidation, dissolution, or winding up, holders of the Series E Preferred Stock will be entitled to receive out of the assets, whether capital or surplus, an amount equal to the stated value of the Series E Preferred Stock, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owed before any distribution or payment shall be made to the holders of any junior securities.

During the year ended December 31, 2025, the Company issued 7,813 in connection with the Series E financing. As of December 31, 2025, 7,813 shares of Series E Preferred Stock remain outstanding.

Warrant Waiver Amendment Reclassification

On December 23, 2025, the Company executed a Limited Waiver Agreement (the “Limited Waiver”) effective October 1, 2025, that amended the September 2025 Series D and October 2025 Series E investor warrants of an aggregate of 6,388,050 warrants (the “Amended Warrants”), including removal of the issuer-specific cash settlement upon certain Fundamental Transactions and a change to treat holders pari passu with common shareholders. Management concluded the Amended Warrants no longer embody an obligation to transfer assets under ASC 480 and, after evaluating exercise/settlement terms (including anti-dilution, buy-in, authorized-share-failure, and beneficial-ownership caps), determined they are indexed to the Company’s stock and meet equity-classification conditions under ASC 815-40. Accordingly, the warrants were remeasured at fair value and reclassified to equity on December 23, 2025. Because the amendment moved the instruments from liability to equity, the Company recognized a gain of approximately $14.9 million for the change in fair value on December 23, 2025, and reclassified $6.4 million (aggregate fair value) to additional paid-in capital. The reclassification resulted in a non-cash adjustment to the Company’s balance sheet, reducing warrant liabilities and increasing additional paid-in capital. No subsequent remeasurement of the Warrants will be required so long as they remain equity-classified. After reclassification to equity, the Amended Warrants are not remeasured.

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

During the year ended December 31, 2025, the Company received proceeds of $6,391,655 under the ELOC and recorded a deemed divided in the amount of $1,498,595 in the consolidated statement of operations.

Common Stock

As of December 31, 2025 and 2024 there were 1,560,153 and 138,422 shares of common stock issued, respectively, and 1,560,001 and 138,270 shares of common stock outstanding, respectively.

Warrant Inducements:

July 2024 Inducement

On July 11, 2024, the Company entered into common stock preferred investment options exercise inducement offer letters (the “Inducement Letters”) with certain holders of existing preferred investment options to purchase shares of the Company’s common stock at exercise prices of $8,656.40 and $3,706.00 per share, issued on August 11, 2022 and August 2, 2023, respectively (collectively, the “Existing PIOs”), pursuant to which the holders agreed to exercise for cash their Existing PIOs to purchase an aggregate of 2,193 shares of the Company’s common stock, at a reduced exercise price of $510 per share, in consideration for the Company’s agreement to issue new preferred investment options (the “Inducement PIOs”) to purchase up to an aggregate of 6,580 shares of the Company’s common stock. Of the 6,580 PIOs issued, 2,193 have a contractual term of 5 years, while the remaining 4,387 have a contractual term of 2 years. Aside from the contractual terms, the Inducement PIOs have substantially the same terms as the Existing PIOs.

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

The Company engaged H.C. Wainwright & Co., LLC (“Wainwright”) to act as its exclusive placement agent in connection with the transactions summarized herein and paid Wainwright a cash fee equal to 7.5% of the gross proceeds received form the exercise of the Existing PIOs as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing PIOs. The Company also agreed to reimburse Wainwright for its expenses in connection with the exercise of the Existing PIOs and the issuance of the Inducement PIOS, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses and paid Wainwright for non-accountable expenses in the amount of $35,000. The Company also issued to Wainwright or its designees warrants (the “Placement Agent Warrants”), and as such shares of common stock issuable thereunder, (the “Placement Agent Warrant Shares”) to purchase (i) 154 shares of common stock which have the same terms as the Inducement PIOs except for an exercise price equal to $637.50 per share and a term of five (5) years following the date of stockholder approval and (ii) upon any exercise for cash of the Inducement PIOs, 7.5% of the aggregate exercise price and that number of shares of common stock equal to 7.0% of the aggregate number of such shares of common stock underlying the Inducement PIOs that have not been exercised, which will have substantially the same terms as the Placement Agent Warrants.

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

In addition, the change in fair value of the contingent warrant liability associated with 44 of the August 2022 Contingent Warrants and 88 of the August 2023 Contingent Warrants was decreased to $0 upon the agreement with Wainwright that all prior contingent warrants were no longer issuable or due upon the Warrant Inducement Transaction. The fair value of the contingent warrant liability of approximately $2,700 was derecognized as of the settlement date, with the corresponding amount, representing the fair value of the Wainwright Inducement Warrants, was recognized as additional paid-in capital.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

The Company evaluated the terms of the 461 Inducement Contingent Warrants (equivalent to 7.0% of the aggregate number of such shares of common stock underlying the Inducement PIOs that have not been exercised), which are issuable upon a future inducement, and determined that they should be classified as a liability based upon accounting guidance provided in ASC 815-40. Since the Inducement Contingent Warrants are a form of compensation to Wainwright, the Company recorded the value of the liability of approximately $158,000 as a reduction of additional paid in capital, with subsequent changes in the value of the liability recorded in other income (expense) in the accompanying statements of operations. The fair value was determined using a Monte-Carlo option pricing model, and as of December 31, 2025 and 2024

Treasury Stock

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

There were no repurchases of common stock during the years ended December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, no shares have been sold under the ATM Offering, and the Company wrote off approximately $0.3 million of deferred offering costs in its consolidated balance sheets as of December 31, 2024.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

Warrants

The following summarizes activity related to the Company’s outstanding warrants, excluding contingent warrants issuable upon exercise of the preferred investment options, for the years ended December 31, 2025 and 2024:

	Number of Shares	WA Average Exercise Price	WA Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	2,323	$5,712.00	4.30
Granted	15,509	390.15	—
Exercised	(4,014)	2,935.05	—
Cancelled	—	—	—
Outstanding as of December 31, 2024	13,818	$568.38	2.92
Granted	6,388,057	3.86	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding as of December 31, 2025	6,401,875	4.97	2.73
Warrants vested and exercisable as of December 31, 2025	6,401,875	$4.97	2.73

As of December 31, 2025, the Company had outstanding warrants, which are exercisable into 6,401,875 shares of common stock. The shares of common stock underlying the warrants outstanding had an exercise price of $4.97 per share.

Contingent Warrant Liabilities

As of December 31, 2025, the fair value of contingent warrant labilities includes the Series C Warrants of $6,300 and those issuable upon exercise of the Inducement PIOs of approximately $20,290 totaling $26,590 included as contingent warrant liabilities in the accompanying consolidated balance sheets.

As of December 31, 2024, the fair value of contingent warrant labilities includes the Series C Warrants of $32,982 and those issuable upon exercise of the Inducement PIOs of approximately $10,200 totaling $43,089 included as contingent warrant liabilities in the accompanying consolidated balance sheets.

Onconetix Equity Incentive Plans

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was adopted by its board of directors and by its stockholders on July 1, 2019. On February 23, 2022 the Company’s board of directors adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which is the successor and continuation of the Company’s 2019 Plan. Under the 2022 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other forms of awards to employees, directors, and consultants of the Company. In May 2023, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 926, and in September 2024, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 17,058. Stock-based awards granted during the years ended December 31, 2025 and 2024 were all granted under the 2022 Plan. As of December 31, 2025, there are 7,899 shares available for issuance under the 2022 Plan.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

Stock Options

The following summarizes activity related to the Company’s stock options under the 2019 Plan and the 2022 Plan for the years ended December 31, 2025 and 2024:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in years)
Outstanding as of December 31, 2023	560	$5,542.00	8.4
Granted	—	—	—
Forfeited / cancelled	(394)	2,409.75	—
Exercised	(4)	42.50	—
Outstanding as of December 31, 2024	162	$13,258.74	7.9
Granted	—	—	—
Forfeited / cancelled	(139)	14,582.00	—
Exercised	—	—	—
Outstanding as of December 31, 2025	23	5,700.95	6.8
Options vested and exercisable as of December 31, 2025	20	$5,871.67	6.8

There were no stock options granted during the years ended December 31, 2025 and 2024.

The aggregate fair value of stock options that vested during the year ended December 31, 2025 and 2024, was approximately $0.01 million and $0.7 million, respectively.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 9 — Convertible Redeemable Preferred Stock and Stockholders’ Equity (cont.)

Restricted Stock

On May 9, 2023, the Board’s Compensation Committee approved the issuance of restricted stock, granted under the Company’s 2022 Plan, to the Company’s executive officers, employees, and certain of the Company’s consultants. The restricted shares granted totaled 143, of which 44, 22, and 44 were granted to the Company’s former CEO, former CFO, and former CBO, respectively. All of the restricted shares granted vest as follows: 50% in January 2024, 25% in August 2024, and 25% in August 2025. In addition, on May 31, 2023, the Board’s Compensation Committee approved the issuance of 7 shares of restricted stock, granted to the Company’s non-executive Board members, with full vesting on May 31, 2024. On February 14, 2024, in connection with the appointment of a non-executive Board member, the Company issued 1 share of restricted stock, which vested in full on June 14, 2024. Furthermore, on September 26, 2024, the Company issued its Board members a total of 195 restricted stock, with full vesting August 31, 2025. On February 24, 2025, in connection with the appointment of an executive Board member, the Company issued 20 shares of restricted stock with full vesting August 31, 2025. Subsequently, the Company modified the vesting date of 137 shares previously issued to the Board members to provide for full vesting August 31, 2026. On August 15, 2025, the Company issued its Board members a total of 2,472 restricted stock, with full vesting August 16, 2026.

The following summarizes activity related to the Company’s restricted stock awards granted under the 2022 Plan for the year ended December 31, 2025:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2023	75	$3,502.00
Granted	8,236	35.70
Vested	(8,097)	52.70
Forfeited	(3)	3,479.05
Nonvested as of December 31, 2024	211	$522.75
Granted	2,492	2.99
Vested	—	—
Forfeited	(751)	119.50
Nonvested as of December 31, 2025	1,952	$14.31

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

There was no activity under the PMX Option Plan for the years ended December 31, 2025 and 2024. In October 2024, 684 stock options were converted to shares with a weighted average exercise price of $294.10. As of December 31, 2025 and 2024, there were no outstanding stock options.

Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2025 and 2024 was as follows:

	For the Years Ended December 31,
	2025	2024
Selling, general and administrative	$74,267	$483,226
Research and development	—	(44,573)
Total	$74,267	$438,653

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

This lease expired on December 31, 2025, and was renewed for a successive two-year term, resulting in an additional right-of-use asset and lease liability of approximately $49,000. The lease, as renewed, requires payments of approximately $24,000 over the next twelve months. The lease will automatically renew for successive two-year terms, unless terminated. Either party may terminate the lease with twelve months’ written notice.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. As of December 31, 2025, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims.

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

Effective September 24, 2025, pursuant to the terms of the Merger Agreement, the Company and Ocuvex entered into a Termination and Release Agreement (the “Termination Agreement”) pursuant to which they agreed to terminate the Merger Agreement and the transactions contemplated thereby. The Termination Agreement also provides for a mutual release of claims among the Company, Ocuvex and their affiliates and in consideration of the foregoing, the Company agreed to pay to Ocuvex, an amount equal to $302,343.55 (the “Termination Payment”), which represents all amounts payable by the Company to Ocuvex pursuant to the terms of the Merger Agreement. The termination payment is recorded within selling, general, and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

As of September 24, 2025, Ocuvex confirmed receipt of the Termination Payment, and as a result the Merger Agreement is of no further force and effect.

Registration Rights Agreements

In connection with private placements consummated in April 2022 and August 2022, the Company entered into Registration Rights Agreements with the purchasers. Upon the occurrence of any Event (as defined in each Registration Rights Agreement), which, among others, prohibits the purchasers from reselling the securities for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period, and should the registration statement cease to remain continuously effective, the Company would be obligated to pay to each purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such purchaser in the private placements. As of December 31, 2025 and 2024, and as a result of the consummation of the remaining warrants associated with the April 2022 and August 2022 private placements, the Company has no further obligations pertaining to the Registration Rights Agreements.

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

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 11 — Related Party Transactions

On December 18, 2023, the Company entered into the Subscription Agreement with the PMX Investor, a 5% stockholder of the Company as of December 31, 2025. During the year ended December 31, 2024, the Company issued a non-convertible debenture in the principal amount of $5.0 million to the PMX Investor, in connection with the Subscription Agreement and has settled the principal and accrued interest through the issuance of shares (see Note 6).

On February 6, 2024, the Company appointed Thomas Meier, PhD, as a member of the Company’s board of directors. Dr. Meier provides consulting services to Proteomedix, through a consulting agreement that was effective January 4, 2024. The Company recorded approximately $0 and $58,000 in related expenses during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, no amounts related to this agreement were included in accounts payable.

On June 17, 2025, the Company entered into a separate consulting agreement with a firm affiliated with Dr. Meier. The agreement provides for the payment of certain success fees and reimbursement of related expenses. Under its terms, Dr. Meier is entitled to earn up to 10% of success fees for transactions greater than $9 million earned by the affiliated firm, payable only upon receipt of such proceeds. The Company recorded approximately $33,000 and $0 in related expenses during the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, approximately $16,500 and $0 related to this agreement was included in accounts payable.

Note 12 — Income Taxes

The components of loss before income taxes are as follows:

	For the Years Ended December 31,
	2025	2024
U.S.	$(14,454,877)	$(58,988,309)
Foreign	423,060	(747,894)
Total loss before income taxes	$(14,031,817)	$(59,736,203)

The Company’s major tax jurisdictions are the United States, Switzerland, and various state jurisdictions, and the Company does not have any pending tax audits. The income tax provision (benefit) recorded for the years ended December 31, 2025 and December 31, 2024 related to the Company’s deferred foreign taxes. Generally, the Company’s federal returns from 2020 on and state returns from 2019 on, and foreign returns from 2019 on, are subject to examination by the United States, state, and foreign tax authorities; however, to the extent allowed by law, tax authorities have the ability to adjust the Company’s carryforwards of unutilized net operating losses and research and development credits for all years.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 12 — Income Taxes (cont.)

At December 31, 2025, the Company had a net operating loss (“NOL”) carryforward for federal, foreign, and state income tax purposes totaling approximately $55.2 million, $14.2 million, and $36.0 million, respectively, available to reduce future taxable income. The federal NOL and certain state NOLs of $25.1 million are carried forward indefinitely subject to a limitation of 80% of taxable income. Foreign NOLs and state NOLs of approximately $14.2 million and $11.0 million, respectively will begin to expire in 2025 if not utilized.

The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards and research credit carryforwards to offset taxable income and tax, respectively, may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2025. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following:

	As of December 31,
	2025	2024
Deferred tax assets:
Net-operating loss carryforward	$15,628,885	$13,309,416
Intangibles	3,530,546	3,887,855
Capitalized research and development	214,455	1,001,916
Stock-based compensation	371,669	645,113
Deposit on WraSer APA	83,296	854,896
Accrued compensation	—	55,193
License agreement	41,085	45,493
Other	251,723	667,065
Gross deferred tax assets	20,121,659	20,466,947
Valuation allowance	(20,111,374)	(20,441,833)
Deferred tax assets, net of allowance	$10,285	$25,114
Deferred tax liabilities:
Intangible assets	—	—
Fixed assets	(701)	(1,378)
Other	(9,584)	(23,736)
Total deferred tax liabilities	$(10,285)	$(25,114)
Net deferred tax liability	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has recorded a valuation allowance against its United States federal and state deferred tax assets, as well as a portion of its foreign deferred tax assets in each of the years ended December 31, 2025 and 2024, because the Company’s management believes that it is more likely than not that these assets will not be realized. During the years ended December 31, 2025 and 2024, the valuation allowance decreased by approximately $0.3 million and $4.7 million, respectively.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 12 — Income Taxes (cont.)

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2025 and 2024, due to the following:

	For the Years Ended
	December 31,
	2025		2024
US federal statutory income tax rate	$(2,946,792)	21.00%	$(12,488,416)	21.00%
Domestic state and local taxes, net of federal effect
Income tax effect	362,123	(2.58)%	(339,155)	0.57%
State rate adjustment	117,931	(0.84)%	—	0.00%
Foreign tax effects:
Switzerland
Expiration of Swiss NOLs	578,270	(4.12)%	—	0.00%
Foreign rate differential	11,765	(0.08)%	7,205	(0.01)%
Currency translation adjustment	—	0.00%	49,773	(0.08)%
Statutory to GAAP adjustments	(253,552)	1.81%	—	0.00%
Change in Swiss valuation allowance	(283,805)	2.02%	710,982	(1.20)%
Tax credits:
Research credits	—	0.00%	(37,810)	0.06%
Nontaxable or nondeductible items:
Goodwill impairment	2,417,520	(17.23)%	6,792,870	(11.42)%
Stock compensation	57	0.00%	29,088	(0.05)%
Warrant liability fair value adjustment	(3,125,007)	22.27%	—	0.00%
Loss on extinguishment of debt	1,130,791	(8.06)%	—	0.00%
Loss on issuance of preferred stock	771,609	(5.50)%	—	0.00%
Acquisition related costs	—	0.00%	10,500	(0.02)%
Subscription agreement liability	466,281	(3.32)%	684,390	(1.15)%
Other permanent items	41,211	(0.29)%	(244,395)	0.41%
Other adjustments
Return to provision adjustments:
WraSer deposit receivable write-off	769,517	(5.48)%	—	0.00%
Other return to provision adjustments	(20,569)	0.15%	—	0.00%
Other, net	9,829	(0.07)%	(253,362)	0.43%
Change in domestic valuation allowance	(46,654)	0.33%	4,033,150	(6.78)%
Income tax provision (benefit)	$525	0.01%	$(1,045,180)	1.75%

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2025	2024
Beginning balance	$26,462	$17,010
Decreases related to prior year tax positions	(8,749)	—
Increases related to current year tax positions	—	9,452
Ending balance	$17,713	$26,462

At December 31, 2025 and 2024, the Company’s unrecognized tax benefits were $17,713 and $26,462, respectively. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2025 and 2024, there were no accrued interest and penalties associated with uncertain tax positions.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 13 — Net Loss Per Share

Basic net loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares of common stock outstanding includes pre-funded warrants because their exercise requires only nominal consideration for delivery of shares; it does not include any potentially dilutive securities or any unvested restricted shares of common stock. Certain restricted shares, although classified as issued and outstanding at December 31, 2025, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of the Company’s restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents.

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

The following securities were excluded from the computation of diluted shares outstanding due to the losses incurred in the periods presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	For the Years Ended December 31,
	2025	2024
Options to purchase shares of common stock	23	161
Warrants	6,401,875	13,827
Unvested shares of restricted stock	1,952	211
Common stock issuable upon conversion of Series C Redeemable Preferred Stock	1,897	9,136
Common stock issuable upon conversion of Series D Redeemable Preferred Stock	4,424,080	—
Common stock issuable upon conversion of Series E Redeemable Preferred Stock	2,025,223	—
Total	12,855,050	23,335

Note 14 — Defined Benefit Plan

Proteomedix sponsors a defined benefit pension plan (the “Swiss Plan”) covering certain eligible employees. The Swiss Plan provides retirement benefits based on years of service and compensation levels. As of December 31, 2025, the Proteomedix defined benefit pension plan was fully terminated and settled. As a result of this settlement, all curtailment and settlement gains have been recognized in the current period. Accordingly, the projected benefit obligation is zero, and there are no remaining assets or liabilities associated with the defined benefit plan as of the reporting date.

The following significant actuarial assumptions were used in calculating the benefit obligation and the net periodic benefit cost as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Discount rate	1.10%	1.00%
Expected long-term rate of return on plan assets	1.10%	1.00%
Rate of compensation increase	1.50%	1.50%

Changes in these assumptions may have a material impact on the plan’s obligations and costs.

The components of net periodic benefit cost for the years ended December 31, 2025 and 2024 are as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Service cost	$56,867	$97,964
Interest cost	14,992	30,032
Expected return on plan assets	(13,250)	(23,343)
Amortization of net gain	(21,850)	(15,346)
Curtailment gain recognized	(146,804)	—
Settlements gain	(795,594)	—
Total	$(905,639)	$89,307

During the years ended December 31, 2025 and 2024, Proteomedix made pension contributions of approximately $45,000 and $89,404, respectively.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 14 — Defined Benefit Plan (cont.)

The components of change in pension benefit obligation plan for the years ended December 31, 2025 and 2024 are as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Net loss (gain)	$(227,818)	$(190,064)
Prior service cost (credit)	—	(63,292)
Amortization of prior service credit	3,607	—
Amortization of net gain	18,243	15,346
Effect of curtailment	65,812	—
Effect of settlement	795,594	—
Total recorded during the period	$655,438	$(238,010)

As of December 31, 2025, these amounts were fully removed from Accumulated Other Comprehensive Income as a part of the pension settlement and recognized in retained earnings through the net periodic benefit cost above.

As of December 31, 2025 and 2024, the funded status of the plan and the amounts recognized in the accompanying consolidated balance sheet are as follows:

	December 31,
	2025	2024
Projected benefit obligation	$—	$2,593,360
Fair value of plan assets	—	2,312,481
Overfunded (underfunded) status	$—	$(280,879)

A reconciliation of the beginning and ending balances of the accumulated benefit obligation is provided in the table below:

As of December 31, 2024	$2,593,360
Service cost	56,868
Interest cost	14,992
Actuarial (gain) loss	(516,774)
Benefits paid	(10,531)
Ordinary contributions paid by employees	44,961
Settlements	(2,095,733)
Curtailments	(87,143)
Projected benefit obligation as of December 31, 2025	—
Actuarial (gain)/loss due to assumption changes	—
Actuarial (gain)/loss due to plan experience	—
Accumulated benefit obligation as of December 31, 2025	$—

A reconciliation of the beginning and ending balances of the plan assets is provided in the table below:

As of December 31, 2024	$2,312,481
Actual return on plan assets	(296,139)
Contributions paid by employer	44,961
Ordinary contributions paid by employees	44,961
Benefits paid	(10,531)
Settlements	(2,095,733)
As of December 31, 2025	$—

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 15 — Segment Information

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

Geographic Information

The distribution of revenue by geographical area was as follows:

	Years Ended December 31,
	2025	2024
United States	$—	$63,115
United Kingdom	18,781	23,842
Switzerland	796,590	2,437,159
Total	$815,371	$2,524,116

Note 16 — Subsequent Events

Realbotix Corp. Share Exchange Agreement

On February 11, 2026, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among (i) Onconetix, (ii) Realbotix Corp., a company existing under the laws of the Province of Ontario (“Parent”), (iii) Simulacra Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (the “Seller”) and (iv) Realbotix, LLC, a Delaware limited liability company and wholly owned subsidiary of the Seller (the “Realbotix”).

Pursuant to the Share Exchange Agreement, subject to the terms and conditions set forth therein, the Seller agreed to contribute and transfer to us, and we agreed to acquire and accept, all of the issued and outstanding equity interests of Realbotix in exchange for newly issued shares of Common Stock. (the “Share Exchange” and the other transactions contemplated by the Share Exchange Agreement, the “Realbotix Transactions”).

Under the terms of the Share Exchange Agreement, the percentage ownership of Buyer’s fully diluted shares to be received by the Seller upon closing will vary based on Buyer’s net cash at closing, ranging from 75% to 90% of Buyer’s fully diluted shares. The transaction is subject to multiple closing conditions, including, among others, minimum net cash requirements, completion of financing arrangements, receipt of required regulatory and stockholder approvals, delivery of audited financial statements, and the absence of any legal prohibition to consummation of the transaction. The Share Exchange Agreement also includes customary representations, warranties, covenants, and termination provisions, including potential termination fees and reimbursement of transaction expenses under certain circumstances.

As of the date the financial statements were issued, the Share Exchange had not been consummated, and no amounts related to the transaction have been recognized in the accompanying financial statements. The Company will account for the transaction, if and when consummated, in the period in which the closing occurs.

ONCONETIX, INC.

Notes to Consolidated Financial Statements

Note 16 — Subsequent Events (cont.)

Investor Relations and Advisory Agreement

On February 11, 2026, in connection with the pending Realbotix transaction, the Company entered into a six-month business advisory and investor relations agreement with MDM Worldwide Solutions, Inc. Under the agreement, the Company will pay MDM $50,000 per month for the first four months and $10,000 per month for the remaining two months, with additional fees for special projects subject to mutual agreement.

Reverse Stock Split

On February 3, 2026, the Company held a special meeting of stockholders (the “Special Meeting”), whereby its stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of Common Stock at a ratio in the range of 1-for-2 to 1-for-50, at any time prior to the one-year anniversary date of the Special Meeting, with such ratio to be determined by the Board without further approval or authorization of the Company’s stockholders.

Director & Officer Insurance Policy

On February 17, 2026, the Company entered into a twelve-month insurance policy for its Board of Directors and Officers with total premiums of $330,000, for which a note payable of $247,197 was issued to finance such policy. The principal of the note is expected to be paid off through ten monthly payments of $25,693 starting on March 17, 2026.

Series D and Series E Preferred Stock Conversions

As of March 11, 2026, at the election of their holders, 1,916 shares of Series D Preferred Stock had converted into 1,852,715 shares of common stock and 132 shares of Series E Preferred Stock had converted into 176,363 shares of common stock.

Exhibit No.	Description
2.1	Share Exchange Agreement, dated February 11, 2026, by and among Onconetix, Inc., Realbotix, LLC, Realbotix Corp, and Simulacra Corporation(28)
3.1	Amended and Restated Certificate of Incorporation filed.(3)
3.2	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation(11)
3.3	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation.(19)
3.4	Fourth Amended and Restated Bylaws of the Company.(19)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation(12)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation(14)
3.7	Certificate of Amendment, dated June 11, 2025(4)
3.8	Certificate of Designations authorizing the issuance of the Series C Preferred Stock (15)
3.9	Certificate of Correction to Certificate of Designations authorizing the issuance of the Series C Preferred Stock(6)
3.10	Certificate of Designation of Series D Preferred Stock.(7)
3.11	Certificate of Designation of Series E Preferred Stock(9)
4.1	Specimen Common Stock Certificate.(1)
4.2	Description of Registered Securities*
4.3	Form of Inducement PIO(10)
4.4	Form of Altos Warrants (14)
4.5	Form of Warrant (15)
4.7	Form of Warrant (Series C)(15)
4.8	Form of Warrant (Series D)(7)
4.9	Form of Warrant (Series E)(23)
4.10	Form of Warrant Waiver*
10.1	2019 Equity Incentive Plan.(1)
10.2	2022 Equity Incentive Plan.(8)
10.3	2019 Equity Incentive Plan Form of Stock Option Grant Agreement.(1)
10.4	2022 Equity Incentive Plan Form of Incentive Stock Option Agreement (Employee).(24)
10.5	2022 Equity Incentive Plan Form of Nonstatutory Stock Option Agreement (Consultant).(24)
10.6	2022 Equity Incentive Plan Form of Nonstatutory Stock Option Agreement (Non-Employee Director). (24)
10.7	2022 Equity Incentive Plan Form of Nonstatutory Stock Option Agreement (Employee).(24)
10.8	Form of Employment Agreement with Neil Campbell.(13)
10.9	Form of Employment Agreement with Bruce Harmon.(13)
10.10	Form of Employment Agreement with Ralph Schiess.(2)
10.11	Amendment to Employment Agreement, dated October 15, 2020, by and between Proteomedix and Ralph Schiess.(2)
10.12	Amendment to Employment Agreement by and between Proteomedix and Ralph Schiess.(2)
10.13	Form of Employment Agreement with Christian Brühlmann.(2)
10.14	Amendment to Employment Agreement, dated October 16, 2020, by and between Proteomedix and Christian Brühlmann.(2)
10.15	Amendment to Employment Agreement by and between Proteomedix and Christian Brühlmann. (2)
10.16	Form of Indemnification Agreement for Directors and Officers.(13)
10.17	Asset Purchase Agreement, dated April 19, 2023, between the Company and Veru Inc.(11)†
10.18	Amendment to Asset Purchase Agreement, dated September 29, 2023, between the Company and Veru Inc.(26)
10.19	Form of Non-Competition and Non-Solicitation Agreement, dated April 19, 2023.(11)
10.20	Form of Lock-Up Agreement, dated December 15, 2023, by and among the Company and certain stockholders of Proteomedix.(19)

10.21	Form of Non-Competition and Non-Solicitation Agreement, dated December 15, 2023, by and among the Company and certain stockholders of Proteomedix.(19)
10.22	Form of Stockholder Support Agreement, dated December 15, 2023, by and among the Company, Proteomedix, and certain stockholders of Proteomedix.(19)
10.23	Form of Subscription Agreement, dated December 15, 2023, by and among the Company, Proteomedix, and the Investor.(19)
10.24	Note, dated February 12, 2025(16)
10.25	Note, dated May 16, 2025(17)
10.26	Note, dated June 5, 2025(4)
10.27	Form of Lock-Up Agreement, dated July 16, 2025, by and among the Company and the holders thereto(18)
10.28	Form of Company Support Agreement, dated July 16, 2025, by and among the Company, Ocuvex and certain Ocuvex stockholders(18)
10.29	Form of Termination Agreement effective as of September 24, 2025, by and between the Company and Ocuvex Therapeutics, Inc.(7)
10.30	Form of Conversion Price Reduction Consent(18)
10.31	Promissory Note, dated August 6, 2025, by and between Keystone Capital Partners, LLC and the Company(20)
10.32	Amended and Restated Promissory Note, dated August 7, 2025, by and between Veru, Inc. and the Company(20)
10.33	Settlement Agreement and Release, dated September 22, 2025, by and between the Company and Veru, Inc.(7)
10.34	Promissory Note, dated August 28, 2025, by and between Keystone Capital Partners, LLC and the Company(21)
10.35	Promissory Note, dated August 28, 2025, by and between KCP Fund I, LLC and the Company(21)
10.36	Second Amended and Restated Promissory Note, dated August 28, 2025, by and between Veru, Inc. and the Company(21)
10.37	Waiver, dated August 28, 2025, by and between Veru, Inc. and the Company(21)
10.38	License Agreement, dated September 17, 2025, by and between Immunovia AB and Proteomedix AG(22)
10.39	Form of Securities Purchase Agreement dated September 22, 2025 relating to the sale of the Series D Preferred Stock and Warrants(7)
10.40	Form of Registration Rights Agreement dated as of September 22, 2025 relating to the resale of the shares of Common Stock underlying the Series D Preferred Stock and Warrants(7)
10.41	Form of Securities Purchase Agreement dated October 1, 2025 relating to the sale of the Series E Preferred Stock and Warrants(23)
10.42	Form of Registration Rights Agreement dated as of October 1, 2025 relating to the resale of the shares of Common Stock underlying the Series E Preferred Stock and Warrants(23)
10.43	Master Research Services Agreement, dated October 1, 2022, by and between Proteomedix AG and Immunovia, AB(5)
10.44	Collaboration Agreement, dated July 19, 2021, by and between Proteomedix AG and New Horizon Health Limited(5)
10.45	Amendment No. 1, dated June 26, 2023, to Collaboration Agreement, dated July 19, 2021, by and between Proteomedix AG and New Horizon Health Limited(5)
10.46	Form of Inducement Letter (10)
10.47	License Agreement, dated March 27, 2023, between Proteomedix and Laboratory Corporation of America Holdings.(2)†#
10.48	First Amendment to License Agreement between Proteomedix AG and Laboratory Corporation of America Holdings, dated December 6, 2025#(27)
10.49	License Agreement, dated September 17, 2025, by and between Immunovia AB and Proteomedix AG(22)
14	Code of Ethics.(25)
19	Insider Trading Policy, adopted August 7, 2023(2)
21	List of Subsidiaries.*
23.1	Consent of Malone Bailey*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted January 17, 2024.(2)
101.INS*	XBRL Instance Document.*
101.SCH*	XBRL Taxonomy Schema Linkbase Document.*
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.*
101.DEF*	XBRL Taxonomy Definition Linkbase Document.*
101.LAB*	XBRL Taxonomy Labels Linkbase Document.*
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.*
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
#	Certain portions of this exhibit (indicated by “[***]” have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K as we have determined they (1) are not material and (2) are the type that the Company treats as private or confidential. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 8, 2021.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on April 11, 2024.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2025.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 5, 2024.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on June 12, 2025.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2025.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 6, 2022.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2025.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2024.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2023.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2024.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2023.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 24, 2024.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2024.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2025.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2025.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2025.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2025.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2025.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2025.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2025.
(24)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on January 6, 2022.
(25)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 5, 2021.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2023.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2025.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2026.

Item 16. Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onconetix, Inc.

Date: March 13, 2026	By:	/s/ Karina Fedasz
Karina Fedasz
Interim Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2026.

Signature	Title

/s/ Karina Fedasz	Interim Chief Executive Officer and Interim Chief Financial Officer
Karina Fedasz

/s/ Andrew Oakley	Non-Executive Chairman of the Board
Andrew Oakley

/s/ Thomas Meier	Director
Thomas Meier

/s/ Timothy Ramdeen	Director
Timothy Ramdeen

/s/ Sarah Romano	Director
Sarah Romano