Form 10-Q
period 2026-03-31
Onconetix, Inc.
filed 2026-05-13
CIK 1782107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, the registrant had 11,464,572 shares of common stock, $0.00001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations and repay indebtness;

●	our ability to commercialize or monetize Proclarix and integrate the assets and commercial operations acquired in the share exchange with Proteomedix AG (“Proteomedix”);

●	our reliance on third parties, including Laboratory Corporation of America (“LabCorp”), to develop, market, distribute and sell Proclarix;

●	the successful development of our commercialization capabilities, including sales and marketing capabilities;

●	our ability to consummate the transaction on a timely basis as contemplated by the Share Exchange Agreement with Realbotix, LLC (“Realbotix” and the “Share Exchange Agreement” and the transactions contemplated therein, the “Realbotix Transaction”) and the anticipated benefits of the Realbotix Transaction;

●	our ability to maintain the necessary regulatory approvals to market and commercialize our product;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current product;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated, or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

 ii

●	our reliance on third parties, including manufacturers and logistics companies;

●	the success of competing therapies or diagnostics and products that are or become available;

●	our ability to successfully compete against current and future competitors;

●	our ability to expand our organization to accommodate potential growth and our ability to attract, motivate and retain key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product;

●	market acceptance of our product, the size and growth of the potential markets for our current product, and our ability to serve those markets; and

●	disruptions in the business of Onconetix or Proteomedix, which could have an adverse effect on their respective businesses and financial results.

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

 iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCONETIX, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$3,716,072	$5,220,654
Accounts receivable, net	43,725	296,866
Inventories	137,642	149,961
Investor receivable	—	50,000
Prepaid expenses and other current assets	431,915	349,293
Total current assets	4,329,354	6,066,774

Property and equipment, net	31,533	37,085
Deferred offering costs	225,000	225,000
Operating right of use asset	42,726	48,774
Goodwill	10,203,473	18,549,005
Total assets	$14,832,086	$24,926,638

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,532,885	$1,757,695
Accrued expenses	279,121	341,881
Notes payable	247,196	—
Operating lease liability, current	24,415	24,412
Contingent warrant liabilities	24,978	26,590
Derivative liabilities	956,979	6,985,347
Total current liabilities	3,065,574	9,135,925

Operating lease liability, net of current portion	18,311	24,362
Total liabilities	$3,083,885	9,160,287

Commitments and Contingencies

Series C Redeemable Preferred Stock, $0.00001 par value, 10,000 shares authorized, 7 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,724	1,724

Stockholders’ equity
Common stock, $0.00001 par value, 250,000,000 shares authorized at March 31, 2026 and December 31, 2025; 2,755,184 and 312,028 shares issued at March 31, 2026 and December 31, 2025, respectively; 2,755,154 and 311,998 shares outstanding at March 31, 2026 and December 31, 2025, respectively	27	3
Series D Preferred Stock, $0.00001 par value, 32,000 shares authorized at March 31, 2026 and December 31, 2025; 9,952 and 16,325 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	—	—
Series E Preferred Stock, $0.00001 par value, 10,000 shares authorized at March 31, 2026 and December 31, 2025; 7,581 and 7,813 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	148,242,874	147,836,001
Treasury stock, at cost; 30 shares of common stock at March 31, 2026 and December 31, 2025	(625,791)	(625,791)
Accumulated deficit	(135,429,433)	(131,214,558)
Accumulated other comprehensive loss	(441,200)	(231,028)
Total stockholders’ equity	11,746,477	15,764,627
Total liabilities, convertible preferred stock, and stockholders’ equity	$14,832,086	$24,926,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025

Revenue	$21,457	$101,630
Cost of revenue	23,112	55,798
Gross profit	(1,655)	45,832

Operating expenses
Selling, general, and administrative	2,039,328	1,674,206
Research and development	50,818	24,455
Impairment of goodwill	8,134,000	10,918,000
Total operating expenses	10,224,146	12,616,661
Loss from operations	(10,225,801)	(12,570,829)

Other (expense) income
Interest expense	(2,244)	(223,592)
Change in fair value of subscription agreement liability – related party	—	3,319,000
Change in fair value of contingent warrant liabilities	1,612	(9,795)
Change in fair value of Series D Derivative Liability	3,955,778	—
Change in fair value of Series E Derivative Liability	2,072,590	—
Gain on forgiveness of accounts payable	—	944,694
Other income (loss)	(16,810)	(5,363)
Total other income (loss)	6,010,926	4,024,944
Loss before income taxes	(4,214,875)	(8,545,885)
Income tax benefit	—	—
Net loss	$(4,214,875)	$(8,545,885)
Deemed dividend Series C preferred stock	—	(1,170,091)
Net loss applicable to common stockholders	(4,214,875)	(9,715,976)

Net loss per share, basic and diluted	$(6.71)	$(227.25)

Weighted average number of common shares outstanding, basic and diluted	628,528	42,755

Other comprehensive income (loss)
Net loss	$(4,214,875)	$(8,545,885)
Foreign currency translation	(210,172)	141,048
Change in pension benefit obligation	—	(30,779)
Total comprehensive loss	$(4,425,047)	$(8,435,616)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and

Stockholders’ Equity (Deficit)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Due from	Total Onconetix Equity	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Shareholders	(Deficit)	(Deficit)
Balance at December 31, 2024	-	$-	27,684	$—	$127,825,744	(30)	$(625,791)	$(115,683,621)	$(2,723,397)	(250,308)	$8,542,627	$8,542,627
Issuance of common stock in connection with the ELOC	—	—	58,838	1	4,776,308	—	—	—	—	250,308	5,026,617	5,026,617
Stock-based compensation expense	—	—	—	—	29,256	—	—	—	—	—	29,256	29,256
Redemption of Series C Preferred Stock	—	—	—	—	—	—	—	(1,170,091)	—	—	(1,170,091)	(1,170,091)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	141,048	—	141,048	141,048
Change in pension benefit obligation	—	—	—	—	—	—	—	—	(30,779)	—	(30,779)	(30,779)
Net loss	—	—	—	—	—	—	—	(8,545,885)	—	—	(8,545,885)	(8,545,885)
Balance at March 31, 2025	—	$—	86,522	$1	$132,631,308	(30)	$(625,791)	$(125,399,597)	$(2,613,128)	—	$3,992,793	$3,992,793

	Series D		Series E								Accumulated
	Preferred		Preferred				Additional				Other	Total
	Stock		Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity (Deficit)
Balance at December 31, 2025	16,325	$-	7,813	$-	312,028	3	$147,836,001	(30)	$(625,791)	$(131,214,558)	$(231,028)	$15,764,627

Stock-based compensation expense	—	—	—	—	—	—	22,305	—	—	—	—	22,305
Conversion of Series E Preferred Stock to Common Stock	—	—	(232)	—	76,555	1	(1)	—	—	—	—	—
Conversion of Series D Preferred Stock to Common Stock	(6,373)	—	—	—	2,222,656	22	(22)	—	—	—	—	—
Issuance of Common Stock for Warrant Exercise	—	—	—	—	144,087	1	384,841	—	—	—	—	384,842
Cancellation of restricted common stock	—	—	—	—	(131)	—	—	—	—	—	—	—
Cash in lieu of shares	—	—	—	—	(11)	—	(250)	—	—	—	—	(250)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(210,172)	(210,172)
Net loss	—	—	—	—	—	—	—	—	—	(4,214,875)	—	(4,214,875)
Balance at March 31, 2026	9,952	$—	7,581	$—	2,755,184	27	$148,242,874	(30)	$(625,791)	$(135,429,433)	$(441,200)	$11,746,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities
Net loss	$(4,214,875)	$(8,545,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill	8,134,000	10,918,000
Amortization of debt discounts	—	4,966
Depreciation and amortization	5,398	4,748
Change in fair value of subscription agreement liability – related party	—	(3,319,000)
Net periodic pension benefit	—	(89,827)
Stock-based compensation	22,305	29,256
Gain on forgiveness of accounts payable	—	(944,694)
Change in fair value of contingent warrant liability	(1,612)	9,795
Change in fair value of Series D derivative liability	(3,955,778)	—
Change in fair value of Series E derivative liability	(2,072,590)	—
Disposal of property and equipment	—	2,472
Changes in operating assets and liabilities:
Accounts receivable	270,735	9,453
Inventories	11,654	(91,019)
Investor receivable	50,000	—
Prepaid expenses and other current assets	(83,396)	3,638
Accounts payable	(224,779)	(261,362)
Accrued expenses	(62,543)	269,779
Net cash used in operating activities	(2,121,481)	(1,999,680)

Cash flows from investing activities
Net cash Provided by (used in) investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of note payable	247,196	100,000
Principal payments of notes payable	—	(937,550)
Payment for redemption of Series C Preferred Stock	—	(1,318,813)
Proceeds from exercise of warrants	384,842	—
Cash in lieu of shares	(250)	—
Proceeds from issuance of common stock in connection with the ELOC	—	5,026,617
Net cash provided by financing activities	631,788	2,870,254
Effect of exchange rate changes on cash	(14,889)	60,119
Net increase (decrease) in cash	(1,504,582)	930,693
Cash, beginning of period	5,220,654	646,500
Cash, end of period	$3,716,072	$1,577,193
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$21,162
Noncash investing and financing activities:
D&O insurance premium financed	$—	$460,875
Conversion of Series D preferred stock to common stock	$22	$—
Conversion of Series E preferred stock to common stock	$1	$—
Deemed dividend owed to Series C preferred stock shareholders	$—	$394,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

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

Historically, the Company’s focus was on the research and development of transformational vaccines to prevent infectious diseases worldwide, until the third quarter of 2023, at which time the Company halted its efforts on vaccine development activities to focus on commercialization activities for ENTADFI and pursue other potential acquisitions. However, in light of (i) the time and resources needed to continue pursuing commercialization of ENTADFI, and (ii) the Company’s cash runway and indebtedness, the Company abandoned commercialization of ENTADFI and the ENTADFI assets were fully impaired at June 30, 2024 (see Notes 4 and 5).

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

On March 25, 2026, the Company effected a reverse stock split of all shares of its issued and outstanding Common Stock at a ratio of one-for-five (1:5). The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, and share-based awards’ exercise prices and per share data have been adjusted in these consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The number of authorized shares and par value of the preferred stock and common stock were not adjusted because of the reverse stock split.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 1 — Organization and Basis of Presentation (cont.)

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

Unaudited Interim Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2026, and the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. These unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026 and its results of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ended December 31, 2026, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements included in this Report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

As of March 31, 2026, the Company had cash of approximately $3.7 million, a working capital surplus of approximately $1.3 million and an accumulated deficit of approximately $135.4 million. During the three months ended March 31, 2026, the Company used approximately $2.1 million in cash for operating activities. In addition, as of May 11, 2026, the Company’s cash balance was approximately $4.1 million.

The Company successfully closed a Series D financing and a Series E financing in September 2025 and October 2025, respectively. These financings provided the Company with additional cash flow to support near-term operations. While these capital raises may enable the Company to sustain current operations and meet existing obligations, the Company continues to generate recurring net operating losses and has not yet established sustained positive cash flows to support its strategic growth initiatives, which includes the commercialization of Proclarix, and participation in strategic transactions and investments, including its involvement with Realbotix. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these consolidated financial statements.

Management’s plans for funding the Company’s operations include advancing its strategic initiatives, including commercialization efforts related to Proclarix, and execution of recent and potential strategic transactions. Management also intends to pursue additional equity or debt financing to support operations and strategic initiatives. However, there are currently no committed sources of financing, and there is no assurance that additional funding will be available on favorable terms, if at all. This uncertainty raises significant concern about the Company’s ability to sustain operations and execute its strategic initiatives. If additional capital is not secured, the Company may need to curtail clinical trials, development, and commercialization efforts, and take further measures to reduce expenses to conserve cash.

Because of historical and expected operating losses and net operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements, which is not alleviated by management’s plans. The unaudited condensed consolidated financial statements have been prepared under the going concern basis of accounting. These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 3 — Summary of Significant Accounting Policies

During the three months ended March 31, 2026, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Selected significant accounting policies are discussed in further detail below:

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

The fair value of financial instruments measured on a recurring basis is as follows as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$24,978	—	—	$24,978
Series D and E derivative liabilities	$956,979	—	—	$956,979
Total	$981,957	$—	$—	$981,957

	As of December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liability	$26,590	—	—	$26,590
Series D and E derivative liabilities	$6,985,347	—	—	$6,985,347
Total	$7,011,937	$—	$—	$7,011,937

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

These non-financial assets had been valued using significant unobservable measures and other fair value inputs and were classified as Level 3 measurements.

None of the Company’s other non-financial assets or liabilities are recorded at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025. There were no transfers between levels during the periods presented.

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

Other Revenue

The Company generates other revenue including license revenue through agreements that grant third parties rights to use its intellectual property and proprietary materials. In September 2025, the Company entered into a license agreement with Immunovia AB, under which it granted exclusive rights to certain intellectual property and transferred biological materials related to the PancreaSure™ test. The agreement included two non-refundable payments of $0.3 million. Based on the terms of the agreement and the nature of the license, the Company determined that the performance obligations were satisfied upon the transfer of the licensed rights. Accordingly, the Company recognized $0.6 million as license revenue during the year ended December 31, 2025. The license agreement also states that the Company shall earn a 3% royalty on any sales Immunovia has from products developed using the licensed intellectual property. Further, Immunovia agreed to pay the Company $0.1 million for the delivery of the biological materials. As of March 31, 2026, the Company had not recognized any revenue due to the royalties or due to the biological materials.

During the three months ended March 31, 2026 and 2025, the Company recognized revenue of approximately $0.02 million and $0.1 million, respectively.

Any revenues earned but not yet billed to the customer as of the date of the condensed consolidated financial statements are recorded as contract assets and are included in prepaid expenses and other current assets in the accompanying condensed consolidated financial statements. The Company had no unbilled accounts receivable as of March 31, 2026 and December 31, 2025. Amounts recorded in contract assets are reclassified to accounts receivable in our condensed consolidated financial statements when the customer is invoiced according to the billing schedule in the contract. Accounts receivable was approximately $0.04 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred.

New Accounting Pronouncements

There were no new accounting pronouncements issued since the Company’s filing of the Annual Report on Form 10-K for the year ended December 31, 2025, which could have a significant effect on the accompanying condensed consolidated financial statements.

Note 4 — Balance Sheet Details

Inventories

Inventories, which primarily relate to Proclarix product as of March 31, 2026 and Proclarix products as of December 31, 2025, consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$95,570	$103,431
Finished goods	42,072	46,530
Total	$137,642	$149,961

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Prepaid insurance	$296,475	$136,739
VAT taxes receivable	46,352	31,955
Prepaid other	79,102	170,552
Other receivable	9,986	10,047
Total	$431,915	$349,293

Goodwill

Goodwill consisted of the following as of March 31, 2026 and December 31, 2025:

Balance as of December 31, 2024	27,048,973
Impairment loss	(11,512,000)
Foreign currency translation	3,012,032
Balance as of December 31, 2025	$18,549,005
Impairment loss	(8,134,000)
Foreign currency translation	(211,532)
Balance as of March 31, 2026	$10,203,473

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 4 — Balance Sheet Details (cont.)

Impairments for three months ended March 31, 2026 and 2025

During the three months ended March 31, 2026 and 2025, the Company’s stock price and market capitalization declined, and the Company determined that this was an indicator of a potential impairment of its goodwill. Accordingly, as of March 31, 2026 and 2025, the Company performed quantitative analysis to identify and measure the amount of impairment losses to be recognized. The Company recognized goodwill impairment losses of approximately $8.1 million and $10.9 million for the three months ended March 31, 2026 and 2025, respectively.

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

Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Accrued compensation	$41,663	$42,228
Accrued professional fees	139,004	201,208
Other accrued expenses	16,750	18,445
Accrued franchise taxes	80,000	80,000
Accrued interest	1,704	—
Total	$279,121	$341,881

Note 5 — Significant Agreements

Immunovia AB

On September 17, 2025, Proteomedix entered into a license agreement with Immunovia AB, pursuant to which Immunovia obtained exclusive rights to certain intellectual property and proprietary biological materials related to the PancreaSure™ test. In exchange for these rights, Immunovia paid Proteomedix a non-refundable upfront license fee of $0.3 million. Based on the terms of the agreement and the nature of the license, the Company determined that the performance obligations were satisfied upon the transfer of the licensed rights. Accordingly, the Company recognized the $0.6 million as license revenue during the year ended December 31, 2025. Additionally, the agreement provided for a second payment of $0.3 million due by March 31, 2026, which was received during the three months ended March 31, 2026, and is no longer shown as a part of Accounts receivable, net on the consolidated balance sheet as of March 31, 2026.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Notes 6 — Notes Payable

Insurance Financing

During the three months ended March 31, 2026, the Company obtained financing for certain Director & Officer liability insurance policy premiums. The agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes and fees financed are approximately $0.3 million, with an annual interest rate of 8.5%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreement. At March 31, 2026, the Company recognized approximately $0.2 million as an insurance financing note payable, which is included in the current portion of notes payable in the accompanying condensed consolidated balance sheets. The Company will pay the insurance financing through monthly installment payments of approximately $25,693, with the last payment for the note due on December 17, 2026.

During the three months ended March 31, 2026, the Company recorded approximately $2,000 of interest expense. As of March 31, 2026 and December 31, 2025, the Company has recorded accrued interest of approximately $2,000 and $0, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

Note 7 — Subscription Agreement

On December 18, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the PMX Investor, who became a stockholder of Onconetix at the closing of the PMX Transaction, for the sale of 1,176 units, each comprised of 1 share of common stock and 0.30 pre-funded warrants (the “Units”) at $4,250 per Unit. The Subscription Agreement includes a make-whole provision (the “Make-Whole Provision”) which requires the issuance of additional shares of common stock in the event that the 270-day volume weighted average price after the closing of the Subscription Agreement, is below $4,250, and the PMX Investor still holds the common shares acquired upon closing of the Subscription Agreement 270 days after such closing. The Subscription Agreement would only close upon obtaining stockholder approval for certain transactions involving the Company’s Series B Preferred Stock. The Subscription Agreement was amended on January 23, 2024 to include a provision for interest on the $5 million debenture, accruing at a rate of 4%, to be included in the calculation of the units to be issued upon the conversion. Stockholder approval was obtained on September 5, 2024, and as a result, the conversion and the issuance of 1,176 units, attributable to the Subscription Agreement, and 32 units, attributable to additional accrued interest under the debenture to the PMX Investor took place on September 24, 2024.

As of March 31, 2026 and December 31, 2025, the fair value of the related party subscription agreement liability was $0. The change in fair value of the related party subscription agreement liability for the three months ended March 31, 2026 and 2025 was $0 and a decrease of $3,319,000, respectively.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 8 — Warrant and derivative liabilities

Contingent warrant liabilities

The following table summarizes the activity for the contingent warrant liabilities, using unobservable Level 3 inputs, for the three months ended March 31, 2026:

Contingent Warrant Liability
Balance at December 31, 2025	26,590
Change in fair value	(1,612)
Balance at March 31, 2026	$24,978

Series D derivative liabilities and warrant liabilities

On September 22, 2025, the Company completed a private placement transaction with institutional investors, resulting in the issuance of Series D convertible preferred stock and accompanying warrants to purchase shares of common stock. In connection with the Series D PIPE Financing, the Company recorded warrant liabilities related to the Series D Warrants and derivative liabilities associated with certain embedded features in the Series D Preferred Stock. These instruments were classified as liabilities and measured at fair value in accordance with ASC 815 due to their settlement provisions and other contractual terms. Refer to Note 9 for further details on the private placement transaction.

The Company measured its bifurcated embedded derivative liabilities and warrant liabilities as of March 31, 2026, December 31, 2025 and September 22, 2025, at fair value on a recurring basis using level 3 inputs. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. The derivative liabilities and warrant liabilities were both measured using Monte Carlo valuation models. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates.

As of December 11, 2025, the Company had entered a letter of intent with Realbotix (“LOI”), which contemplates a change of control transaction. A closing condition of the LOI is that no convertible securities of the Company will be outstanding prior to, or upon, closing (subject to approval of the preferred shareholders) which creates two distinct timing scenarios for the settlement of the preferred securities: prior to, or at closing, pursuant to the terms of the LOI or after closing in the event the transaction proposed by the LOI is not completed. Given the disparate timing conditions, the valuation included two scenarios in the Monte Carlo valuation analysis as of March 31, 2026 and December 31, 2025: Closing and No Closing. The Closing scenario includes settlement logic for the preferred securities based on the profit-maximizing outcome of the preferred shareholder at the hypothetical closing date. The No Closing scenario models the embedded derivatives as if there was no forced conversion event (similar to valuation analyses of the embedded derivatives as of their original issuance and September 30, 2025).

The table below shows the inputs used to determine the fair value of the derivative liabilities:

	As of
	March 31,	March 31,	December 31,	December 31,
	2026	2026	2025	2025
	Closing Scenario	Non-closing Scenario	Closing Scenario	Non-closing Scenario
Expected term (years)	2.48	2.48	2.75	2.73
Expected volatility	150.00%	150.00%	150.00%	150.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	3.78%	3.78%	3.50%	3.50%
Probability	40.00%	60.00%	40.00%	60.00%

The Limited Waiver Agreement executed on December 23, 2025 resulted in reclassification of the warrants to equity, the warrant liability was remeasured using inputs as of December 23, 2025, and no subsequent liability remeasurement was required through December 31, 2025.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 8 — Warrant and derivative liabilities (cont.)

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Valuation Level	March 31, 2026	December 31, 2025

Derivative liabilities	Level 3	625,555	4,581,333
		$625,555	$4,581,333

The following table sets forth a summary of the change in the fair value of the derivative liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2026:

Derivative Liabilities
Balance, as of December 31, 2025	4,581,333
Change in fair value	(3,955,778)
Balance, as of March 31, 2026	$625,555

Series E derivative liabilities and warrant liabilities

On October 1, 2025, the Company completed a private placement transaction with institutional investors, resulting in the issuance of Series E convertible preferred stock and accompanying warrants to purchase shares of common stock. In connection with the Series E PIPE financing, the Company recorded warrant liabilities related to the Series E Warrants and derivative liabilities associated with certain embedded features in the Series E Preferred Stock. These instruments were classified as liabilities and measured at fair value in accordance with ASC 815 due to their settlement provisions and other contractual terms. Refer to Note 9 for further detail on the private placement transaction.

The Company measures its bifurcated embedded derivative liability and warrant liability as of March 31, 2026, December 31, 2025 and issuance, at fair value on a recurring basis using level 3 inputs. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. The derivative liability and warrant liability were both measured using Monte Carlo valuation models. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates.

As of December 11, 2025, the Company had entered a letter of intent with Realbotix (“LOI”), which contemplates a change of control transaction. A closing condition of the LOI is that no convertible securities of the Company will be outstanding prior to, or upon, closing (subject to approval of the preferred shareholders) which creates two distinct timing scenarios for the settlement of the preferred securities: prior to, or at closing, pursuant to the terms of the LOI or after closing in the event the transaction proposed by the LOI is not completed. Given the disparate timing conditions, the valuation included two scenarios in the Monte Carlo valuation analysis as of March 31, 2026 and December 31, 2025: Closing and No Closing. The Closing scenario includes settlement logic for the preferred securities based on the profit-maximizing outcome of the preferred shareholder at the hypothetical closing date. The No Closing scenario models the embedded derivatives as if there was no forced conversion event (similar to valuation analyses of the embedded derivatives as of their original issuance and September 30, 2025).

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 8 — Warrant and derivative liabilities (cont.)

The table below shows the inputs used to determine the fair value of the derivative liabilities:

	As of
	March 31,	March 31,	December 31,	December 31,
	2026	2026	2025	2025
	Closing Scenario	Non-closing Scenario	Closing Scenario	Non-closing Scenario
Expected term (years)	2.5	2.5	2.73	2.75
Expected volatility	150.00%	150.00%	150.00%	150.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	3.78%	3.78%	3.50%	3.50%
Probability	40.00%	60.00%	40.00%	60.00%

 The Limited Waiver Agreement executed on December 23, 2025 resulted in reclassification of the warrants to equity, the warrant liability was remeasured using inputs as of December 23, 2025, and no subsequent liability remeasurement was required through December 31, 2025.

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Valuation Level	March 31, 2026	December 31, 2025

Derivative liabilities	Level 3	331,424	2,404,014
		$331,424	$2,404,014

The following table sets forth a summary of the change in the fair value of the derivative liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2026:

Derivative Liabilities
Balance, as of December 31, 2025	2,404,014
Change in fair value	(2,072,590)
Balance, as of March 31, 2026	$331,424

Note 9 — Convertible Preferred Stock and Stockholders’ Equity

Authorized Capital

As of March 31, 2026 and December 31, 2025, the Company is authorized to issue 250,000,000 shares and 10,000,000 shares of common stock and preferred stock, respectively, with a par value of $0.00001 for both common stock and preferred stock.

At March 31, 2026 and December 31, 2025, the Company had designated 1,150,000 shares, 10,000 shares, 2,700,000 shares, 10,000 shares, 32,000 shares, and 10,000 shares of Series Seed Preferred Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, respectively.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

Preferred Stock

Series Seed Convertible Preferred Stock

The Company has 1,150,000 shares of preferred stock designated as Series Seed Preferred Stock (“Series Seed”) and there are no shares of Series Seed outstanding as of March 31, 2026 and December 31, 2025.

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

On September 24, 2024, Veru converted all 3,000 shares of Series A Convertible Preferred Stock into 335 shares of the Company’s common stock per the stated conversion ratio. There were 0 shares of Series A Convertible Stock outstanding as of March 31, 2026 and December 31, 2025.

Series B Convertible Preferred Stock

In connection with the PMX acquisition on December 15, 2023, the Company issued 2,696,729 shares of Series B Convertible Preferred Stock, which were initially convertible into approximately 15,863 shares of common stock, subject to stockholder approval on September 5, 2024. All Series B Preferred Stock was fully converted into common stock on September 24, 2024. As of March 31, 2026 and December 31, 2025, no Series B Preferred Stock remains outstanding.

Series C Convertible Preferred Stock

On October 1, 2024, the Board of Directors authorized the Company to create a series of 10,000 shares of preferred stock designated as “Series C Convertible Preferred Stock”, with a par value of $0.00001, pursuant to the certificate of designations. At any time after the initial issuance date of Series C convertible Preferred Stock, each Preferred Share shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock. The holders of Series C Preferred Stock are entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. In addition, from and after the occurrence and during the continuance of any Triggering Event, dividends (“Default Dividends”) will accrue on the Stated Value of each Preferred Share at a rate of fifteen percent (15.0%) (the “Default Rate”) per annum. Each holder is entitled to convert any portion of the outstanding Preferred Shares held by such holder into validly issued, fully paid and non-assessable Conversion shares at the Conversion Rate, which can be determined by dividing (x) the Conversion Amount of such Preferred Share by (y) the Conversion Price, $22.528, subject to adjustment as provided in the Certificate of Designations.

On July 16, 2025, the Company exercised its voluntary Series C Preferred Stock adjustment right to lower the conversion price of the Series C Preferred Stock to $17.50, and holders of 1,920 shares of Series C Preferred Stock agreed to convert their shares into shares of Common Stock. During the year ended December 31, 2025, 1,369 shares of Series C Preferred Stock were redeemed for an aggregate amount of $1.71 million, 1,920 shares of Series C Preferred Stock were converted into common stock and 203 shares of Series C Preferred Stock were exchanged into 244 shares of Series D Preferred Stock (as defined below). As of March 31, 2026 and December 31, 2025, 7 shares of Series C Preferred Stock remain outstanding, with a carrying value of $1.7 thousand, as reflected in the accompanying consolidated balance sheet.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

Series D Preferred Stock

On September 22, 2025, the Company entered into a securities purchase agreement (the “Series D Securities Purchase Agreement” and the financing contemplated therein, the “Series D PIPE Financing”) with eleven institutional investors, and sold or exchanged debt, to such investors (collectively, the “Series D PIPE Investors”) an aggregate of 16,099 shares of Series D convertible preferred stock, par value $0.00001 per share (“Series D Preferred Stock”), which includes an issuance of 500 shares of Series D Preferred Stock to the lead investor in consideration for the Series D PIPE Investors’ irrevocable commitment to purchase shares of the Series D Preferred Stock, and warrants (the “Series D Warrants”) to purchase 872,565 shares of Common Stock, (the Series D Preferred Stock together with the Series D Warrants, the “Series D PIPE Securities”), for an aggregate purchase price of approximately $12.9 million and net cash proceeds of $9.3 million. The exercise price of the Series D Warrants is $18.448, and the Series D Warrants are exercisable beginning on the issuance date and expire on the third anniversary of the issuance date.

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

The Series D Warrants and certain embedded share-settled redemption features of the Series D Preferred Stock issued were determined to be liability-classified instruments pursuant to ASC 480 and ASC 815. The embedded features of the Series D Preferred Stock were bifurcated and accounted for separately as derivative liabilities. The Company measured the warrant liabilities and bifurcated derivative liabilities at fair value on a recurring basis using Level 3 inputs as of September 22, 2025 (the issuance date), December 23, 2025 (amended warrants date), December 31, 2025 (derivative liabilities fair value date) and March 31, 2026, respectively. See Note 8 for further information regarding the valuation methodology and assumptions used in determining the fair value of the warrant and derivative liabilities.

The Series D Preferred Stock has no voting rights. The Series D Preferred Stock are convertible into common stock at the election of the holders of the Series D Preferred Stock at any time at an initial conversion price of $18.448 per share. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions), anti-dilution provisions, and a floor price of $0.5322.

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

During the three months ended March 31, 2026, holders of Series D Preferred Stock converted 6,373 shares into 2,222,656 shares of common stock. As of March 31, 2026 and December 31, 2025, 9,952 and 16,325 shares of Series D Preferred Stock remain outstanding, respectively.

Series E Preferred Stock

On October 1, 2025, Onconetix entered into, and sold to institutional investor(s) (collectively, the “PIPE Investors”), pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) an aggregate of 7,813 shares of Series E convertible preferred stock, par value $0.00001 per share (“Series E Preferred Stock”), which are convertible into common stock of the Company, $0.00001 par value per share (the “Common Stock”) and warrants to purchase 405,045 shares of Common Stock (the “Warrants” and, together with the Series E Preferred Stock, the “PIPE Securities”), for an aggregate purchase price of approximately $6.25 million and net cash proceeds of $6.2 million. Such investment is referred to as the “PIPE Financing”. The exercise price of the Series E Warrants is $19.288, and the Series E Warrants are exercisable beginning on the issuance date and expire on the third anniversary of the issuance date.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

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

The Series E Warrants and certain embedded share-settled redemption features of the Series E Preferred Stock issued were determined to be liability-classified instruments pursuant to ASC 480 and ASC 815. The embedded features of the Series E Preferred Stock were bifurcated and accounted for separately as derivative liabilities. The Company measured the warrant liabilities and bifurcated derivative liabilities at fair value on a recurring basis using Level 3 inputs as of October 1, 2025 (the issuance date), December 23, 2025 (amended warrants date) and December 31, 2025 (derivative liabilities fair value date), and March 31, 2026. See Note 8 for further information regarding the valuation methodology and assumptions used in determining the fair value of the warrant and derivative liabilities.

The Series E Preferred Stock has no voting rights. The Series E Preferred Stock are convertible into common stock at the election of the holders of the Series E Preferred Stock at any time at an initial conversion price of $19.288 per share. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions), anti-dilution provisions, and a floor price of $0.298.

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

During the three months ended March 31, 2026, holders of Series E Preferred Stock converted 232 shares into 76,555 shares of common stock. As of March 31, 2026 and December 31, 2025, 7,581 and 7,813 shares of Series E Preferred Stock remain outstanding, respectively.

October 2024 ELOC

Concurrently, on October 2, 2024, the Company entered into a Common Stock Equity Line of Credit Purchase Agreement (the “ELOC Purchase Agreement”) with an institutional investor, whereby the Company may sell up to $25,000,000 of the Company’s new issued Common Stock. Pursuant to the ELOC Purchase Agreement, the investor shall purchase from the Company up to the lesser of (i) $25.0 million in shares of our Common Stock and (ii) 3,902 shares, representing 19.99% of the total number of shares of Common Stock outstanding immediately prior to the execution of the ELOC Purchase Agreement. Pursuant to the ELOC Purchase Agreement, 30% of the gross proceeds to the Company from any sale of common stock thereunder must be applied towards the redemption of the Series C Redeemable Preferred Stock.

During the three months ended March 31, 2026 and 2025, the Company received proceeds of $0 and $4.8 million under the ELOC, respectively.

Common Stock

As of March 31, 2026 and December 31, 2025 there were 2,755,184 and 312,028 shares of common stock issued, respectively, and 2,755,154 and 311,998 shares of common stock outstanding, respectively.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

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

There were no repurchases of common stock during the three months ended March 31, 2026 and 2025.

On November 13, 2024, the Board terminated the Repurchase Program.

Warrants

The following summarizes the Company’s outstanding warrants, excluding contingent warrants issuable upon exercise of the outstanding warrants as of March 31, 2026:

	Number of Shares	WA Average Exercise Price	WA Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	1,280,375	$24.85	2.73
Granted	—	—	—
Exercised	(144,087)	—	—
Cancelled	—	—	—
Outstanding as of March 31, 2026	1,136,288	26.26	2.49
Warrants vested and exercisable as of March 31, 2026	1,136,288	$26.26	2.49

As of March 31, 2026, the Company had outstanding warrants, which are exercisable into 1,136,288 shares of common stock. The shares of common stock underlying the warrants outstanding had an exercise price of $26.26 per share, based on the closing trading price on March 31, 2026.

Contingent Warrant Liabilities

As of March 31, 2026, the fair value of contingent warrant labilities includes the Series C PIPE warrants of $4,700 and those issuable upon exercise of the Inducement PIOs of approximately $20,278 totaling $24,978 included as contingent warrant liabilities in the accompanying condensed consolidated balance sheets.

As of December 31, 2025, the fair value of contingent warrant labilities includes the Series C Warrants of $6,300 and those issuable upon exercise of the Inducement PIOs of approximately $20,290 totaling $26,590 included as contingent warrant liabilities in the accompanying consolidated balance sheets.

Onconetix Equity Incentive Plans

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was adopted by its board of directors and by its stockholders on July 1, 2019. On February 23, 2022 the Company’s board of directors adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which is the successor and continuation of the Company’s 2019 Plan. Under the 2022 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other forms of awards to employees, directors, and consultants of the Company. In May 2023, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 185, and in September 2024, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 3,411. Stock-based awards granted during the three months ended March 31, 2026 and 2025 were all granted under the 2022 Plan. As of March 31, 2026, there are 1,752 shares available for issuance under the 2022 Plan.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

Stock Options

The following summarizes activity related to the Company’s stock options under the 2019 Plan and the 2022 Plan for the three months ended March 31, 2026:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in years)
Outstanding as of December 31, 2025	5	$28,504.73	6.8
Granted	—	—	—
Forfeited / cancelled	(3)	8,109.00	—
Exercised	—	—	—
Outstanding as of March 31, 2026	2	31,875.00	6.5
Options vested and exercisable as of March 31, 2026	2	$31,875.00	6.5

There were no stock options granted during the three months ended March 31, 2026 and 2025.

The aggregate fair value of stock options that vested during the three months ended March 31, 2026 and 2025 was approximately $0 and $46,000, respectively.

Restricted Stock

On May 9, 2023, the Board’s Compensation Committee approved the issuance of restricted stock, granted under the Company’s 2022 Plan, to the Company’s executive officers, employees, and certain of the Company’s consultants. The restricted shares granted totaled 28, of which 8, 4, and 8 were granted to the Company’s former CEO, former CFO, and former CBO, respectively. All of the restricted shares granted vest as follows: 50% in January 2024, 25% in August 2024, and 25% in August 2025. In addition, on May 31, 2023, the Board’s Compensation Committee approved the issuance of 1 share of restricted stock, granted to the Company’s non-executive Board members, with full vesting on May 31, 2024. Furthermore, on September 26, 2024, the Company issued its Board members a total of 39 restricted stock, with full vesting August 31, 2025. On February 24, 2025, in connection with the appointment of an executive Board member, the Company issued 4 shares of restricted stock with full vesting August 31, 2025. Subsequently, the Company modified the vesting date of 27 shares previously issued to the Board members to provide for full vesting August 31, 2026. On August 15, 2025, the Company issued its Board members a total of 494 restricted stock, with full vesting August 16, 2026.

The following summarizes activity related to the Company’s restricted stock awards granted under the 2022 Plan for the three months ended March 31, 2026:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2025	390	$71.55
Granted	—	—
Vested	—	—
Forfeited	(127)	98.62
Nonvested as of March 31, 2026	263	$57.92

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

There was no activity under the PMX Option Plan for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, there were no outstanding stock options.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock, for the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
Selling, general and administrative	$22,305	$29,256
Research and development	—	—
Total	$22,305	$29,256

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

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. As of March 31, 2026, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims.

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 11 — Related Party Transactions

On June 17, 2025, the Company entered into a separate consulting agreement with a firm affiliated with Dr. Meier. The agreement provides for the payment of certain success fees and reimbursement of related expenses. Under its terms, Dr. Meier is entitled to earn up to 10% of success fees for transactions greater than $9 million earned by the affiliated firm, payable only upon receipt of such proceeds. The Company recorded approximately $0 in related expenses during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, approximately $16,500 related to this agreement was included in accounts payable.

Note 12 — Net Loss Per Share

Basic net loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares of common stock outstanding includes pre-funded warrants because their exercise requires only nominal consideration for delivery of shares; it does not include any potentially dilutive securities or any unvested restricted shares of common stock. Certain restricted shares, although classified as issued and outstanding at March 31, 2026, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of the Company’s restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents.

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

The following securities were excluded from the computation of diluted shares outstanding due to the losses incurred in the periods presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	Three months Ended March 31,
	2026	2025
Options to purchase shares of common stock	2	32
Warrants	1,136,288	2,765
Unvested shares of restricted stock	263	46
Common stock issuable upon conversion of Series C Redeemable Preferred Stock	379	1,112
Common stock issuable upon conversion of Series D Redeemable Preferred Stock	539,462	—
Common stock issuable upon conversion of Series E Redeemable Preferred Stock	393,042	—
Total	2,069,436	3,955

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 13 – Segment Information

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

Geographic Information

The distribution of revenue by geographical area was as follows:

	Three Months Ended March 31,
	2026	2025
United States	$—	$—
United Kingdom	21,457	7,246
Switzerland	—	94,384
Total	$21,457	$101,630

Note 14 — Subsequent Events

Resignation of Andrew Oakley and Thomas Meier as Directors; Elections of Sammy Dorf as Chairman of the Board:

Effective on April 20, 2026, Andrew Oakley and Thomas Meier notified the Board of their resignation from the Board. As a result of their resignation from the Board and effective as of the date mentioned herein, Mr. Oakley has also resigned from his position as Chairman of the Board and his service on the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee, and Mr. Meier has also resigned from his service on the Compensation Committee.

Effective on April 23, 2026, the Board has appointed Sammy Dorf, an existing member of the Board, as Chairman of the Board. In connection with Mr. Dorf’s election as Chairman, the Compensation Committee of the Board has agreed to compensate Mr. Dorf $20,000 per year, with $5,000 payable on a quarterly basis, commencing on the date of his election.

Election of Josh Epstein:

Effective as of April 23, 2026, the Board elected Josh Epstein to serve as a member of the Board and a member of the Audit Committee, Compensation Committee and as the chair of the Nominating and Corporate Governance Committee. Mr. Epstein, a Class II director, will serve for a term expiring at the Company’s 2026 annual meeting of stockholders.

For his service on the Board, Mr. Epstein will receive compensation consistent with that of other non-employee directors.

Result of the Special Meeting of Stockholders of the Company held on April 30, 2026:

On April 30, 2026, the Company held a special meeting of stockholders (the “April 2026 Special Meeting”). At the April 2026 Special Meeting, the stockholders of the Company approved the stockholder proposal to grant discretionary authority to Board to amend the Amended and Restated Certificate of Incorporation of the Company to effect one or more reverse stock splits of the Common Stock, at a ratio in the range of 1-for-2 to 1-for-10, provided that, (i) the Company shall not effect the aforementioned reverse stock splits that, in the aggregate, exceed 1-for-100, and (ii) any such reverse stock split is completed no later than the one year anniversary date of the April 2026 Special Meeting.

ELOC Draws and Series D & E Preferred Stock Conversions:

In the period between March 31, 2026, and May 12, 2026, the Company issued a total of 8,710,353 shares of common stock through conversions of preferred stock and a sale on the ELOC. The total shares of Series D Preferred Stock converted during this period were 1,796 in exchange for 1,537,118 shares of common stock. The total shares of Series E Preferred Stock converted during this period were 7,581 in exchange for 6,603,654 shares of common stock. The remaining outstanding shares of preferred stock as of May 12, 2026 are 8,156 for Series D Preferred Stock and 0 for Series E Preferred stock. Additionally, the Company received proceeds of approximately $994 thousand on the sale of 569,581 shares under the ELOC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Report and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC, on March 13, 2026. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Note Regarding Forward-Looking Statements.”

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

February 2026 Special Meeting of Stockholders

On February 3, 2026, the Company held a special meeting of stockholders (the “Special Meeting”), whereby its stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of Common Stock at a ratio in the range of 1-for-2 to 1-for-50, at any time prior to the one-year anniversary date of the Special Meeting.

On March 6, 2026, the Board determined to fix a reverse stock split ratio of its Common Stock of 1-to-5 (the “Reverse Stock Split”). On March 24, 2026, the Company filed the Amendment to its Charter with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. The Reverse Stock Split became effective in accordance with the terms of the Amendment at 12:01 a.m. Eastern Time on March 25, 2026 (the “Effective Time”). The Company’s Common Stock continues to trade on The Nasdaq Capital Market under the symbol ONCO and has been trading on a split-adjusted basis since the market opened on March 25, 2026. At the Effective Time, every 5 (five) shares of the Company’s issued and outstanding Common Stock had converted automatically into one (1) issued and outstanding share of Common Stock, with no corresponding reduction in the number of authorized shares of Common Stock, and without any change in the par value per share.

Resignation of Andrew Oakley and Thomas Meier as Directors; Elections of Sammy Dorf as Chairman of the Board

Effective on April 20, 2026, Andrew Oakley and Thomas Meier notified the Board of their resignation from the Board. As a result of their resignation from the Board and effective as of the date mentioned herein, Mr. Oakley has also resigned from his position as Chairman of the Board and his service on the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee, and Mr. Meier has also resigned from his service on the Compensation Committee.

Effective on April 23, 2026, the Board has appointed Sammy Dorf, an existing member of the Board, as Chairman of the Board. In connection with Mr. Dorf’s election as Chairman, the Compensation Committee of the Board has agreed to compensate Mr. Dorf $20,000 per year, with $5,000 payable on a quarterly basis, commencing on the date of his election.

Election of Josh Epstein

Effective as of April 23, 2026, the Board elected Josh Epstein to serve as a member of the Board and a member of the Audit Committee, Compensation Committee and as the chair of the Nominating and Corporate Governance Committee. Mr. Epstein, a Class II director, will serve for a term expiring at the Company’s 2026 annual meeting of stockholders.

For his service on the Board, Mr. Epstein will receive compensation consistent with that of other non-employee directors.

Result of the Special Meeting of Stockholders of the Company held on April 30, 2026

On April 30, 2026, the Company held a special meeting of stockholders (the “April 2026 Special Meeting”). At the April 2026 Special Meeting, the stockholders of the Company approved the stockholder proposal to grant discretionary authority to Board to amend the Amended and Restated Certificate of Incorporation of the Company to effect one or more reverse stock splits of the Common Stock, at a ratio in the range of 1-for-2 to 1-for-10, provided that, (X) the Company shall not effect the aforementioned reverse stock splits that, in the aggregate, exceed 1-for-100, and (Y) any such reverse stock split is completed no later than the one year anniversary date of the April 2026 Special Meeting.

Series E PIPE Financing

On October 1, 2025, the Company entered into a securities purchase agreement (the “Series E Securities Purchase Agreement”) with institutional investor(s) and sold to such institutional investors(s)(collectively, the “Series E PIPE Investors”), an aggregate of 7,813 shares of Series E convertible preferred stock, par value $0.00001 per share (“Series E Preferred Stock”), which are convertible into common stock of the Company, $0.00001 par value per share and warrants (the “Series E Warrants”) to purchase 405,045 shares of Common Stock, for an aggregate purchase price of approximately $6.25 million, which was also equal to the net cash proceeds. The exercise price of the Series E Warrants is $19.288, and the Series E Warrants are exercisable beginning on the issuance date and expire on the third anniversary of the issuance date.

Concurrently with entering into the Series E Securities Purchase Agreement, the Company also entered into a registration rights agreement with the Series E PIPE Investors, pursuant to which it has agreed to provide the Series E PIPE Investors with certain registration rights related to the shares of Common Stock underlying the shares of Series E Preferred Stock and Series E Warrants.

During the three months ended March 31, 2026, the holders converted 232 shares of Series E Preferred Stock into 76,555 shares of Common Stock. As of March 31, 2026, there are 7,581 shares of Series E Preferred Stock outstanding.

Series D PIPE Financing

On September 22, 2025, the Company entered into a securities purchase agreement (the “Series D Securities Purchase Agreement”) with eleven institutional investors, and sold or exchanged debt, to such investors (collectively, the “Series D PIPE Investors”) an aggregate of 16,099 shares of Series D convertible preferred stock, par value $0.00001 per share (“Series D Preferred Stock”), which includes an issuance of 500 shares of Series D Preferred Stock to the lead investor in consideration for the Series D PIPE Investors’ irrevocable commitment to purchase shares of the Series D Preferred Stock, and warrants (the “Series D Warrants”) to purchase 872,565 shares of Common Stock, for an aggregate purchase price of approximately $12.9 million and net cash proceeds of $9.3 million. The exercise price of the Series D Warrants is $18.448, and the Series D Warrants are exercisable beginning on the issuance date and expire on the third anniversary of the issuance date.

Concurrently with entering into the Series D Securities Purchase Agreement, the Company also entered into a registration rights agreement with the Series D PIPE Investors, pursuant to which it has agreed to provide the Series D PIPE Investors with certain registration rights related to the shares of Common Stock underlying the shares of Series D Preferred Stock and Series D Warrants.

During the three months ended March 31, 2026, the holders converted 6,373 shares of Series D Preferred Stock into 2,222,656 shares of Common Stock. Additionally, the holders exercised 144,087 warrants for shares of Common Stock, resulting in net proceeds of $384,842. As of March 31, 2026, there are 9,952 shares of Series D Preferred Stock outstanding.

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

On March 25, 2026, the Company effected a reverse stock split of all shares of its issued and outstanding Common Stock at a ratio of one-for-five (1:5). The Company accounted for the reverse stock split on a retrospective basis pursuant to Accounting Standards Codification (“ASC”) 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, and share-based awards’ exercise prices and per share data have been adjusted in these consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The number of authorized shares and par value of the preferred stock and common stock were not adjusted because of the reverse stock split.

Certain Significant Relationships

We have entered into grant, license and collaboration arrangements with various third parties as summarized below. For further details regarding these and other agreements, see Notes 5 to each of our audited financial statements included in the Form 10-K and unaudited financial statements included elsewhere in this Report.

Laboratory Corporation of America

On March 23, 2023, Proteomedix entered into a license agreement with LabCorp pursuant to which LabCorp has the exclusive right to develop and commercialize Proclarix and other products developed by LabCorp using Proteomedix’s intellectual property covered by the license, in the United States (“Licensed Products” and the agreement, the “LabCorp Agreement”). In consideration for granting LabCorp an exclusive license, Proteomedix received an initial license fee in the mid-six figures upon signing of the contract. Additionally, Proteomedix is entitled to royalty payments between 5% and 10% on the net sales recognized by LabCorp of any Licensed Products plus milestone payments as follows:

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

Services Agreement

On July 21, 2023, the Company, entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with IQVIA, pursuant to which IQVIA was to provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with IQVIA for certain subscription services providing prescription market data access to the Company. The fees under the second statement of work totaled approximately $800,000, and the term was through July 14, 2025. On October 12, 2023, the Company terminated the Master Services Agreement and the statements of work. The Company recorded net credits of approximately $0 and $0.9 million related to this contract during the three months ended March 31, 2026 and 2025, respectively, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. The Company had approximately $0 recorded in related accounts payable as of March 31, 2026 and December 31, 2025, respectively, which includes amounts due for early termination of the contract.

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

Components of Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of commercialization activities, and personnel expenses, including salaries and bonuses, benefits and stock-based compensation expenses, professional fees for legal, consulting, accounting and tax services, information technology costs, costs incurred with respect to acquisitions and potential acquisitions, and other general operating expenses.

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

Other Income (Expense)

Other income (expense) is comprised of interest expense on notes payable, the change in fair value of financial instruments that are recorded as liabilities, which includes the related party subscription agreement liability, the contingent warrant liability, derivative liabilities, and other financing-related costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our statements of operations for the periods indicated:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Revenue	$21,457	$101,630	$(80,173)	(78.9)%
Cost of revenue	23,112	55,798	(32,686)	(58.6)%
Gross profit	(1,655)	45,832	(47,487)	(103.6)%

Operating expenses
Selling, general and administrative	$2,039,328	$1,674,206	365,122	21.8%
Research and development	50,818	24,455	26,363	107.8%
Impairment of goodwill	8,134,000	10,918,000	(2,784,000)	(25.5)%
Total operating expenses	10,224,146	12,616,661	(2,392,515)	(19.0)%
Loss from operations	(10,225,801)	(12,570,829)	2,345,028	18.7%

Other income (expense)
Interest expense	(2,244)	(223,592)	221,348	99.0%
Change in fair value of subscription agreement liability – related party	—	3,319,000	(3,319,000)	(100.0)%
Change in fair value of contingent warrant liability	1,612	(9,795)	11,407	116.5%
Change in fair value of Series D derivative liability	3,955,778	—	3,955,778	100.0%
Change in fair value of Series E derivative liability	2,072,590	—	2,072,590	100.0%
Gain on forgiveness of accounts payable	—	944,694	(944,694)	(100.0)%
Other - net	(16,810)	(5,363)	(11,447)	(213.4)%
Total other income	6,010,926	4,024,944	1,985,982	49.3%
Loss before income taxes	(4,214,875)	(8,545,885)	4,331,010	50.7%
Income tax benefit	—	—	—	—%
Net loss	$(4,214,875)	$(8,545,885)	4,331,010	50.7%
Deemed dividend Series C preferred stock	—	(1,170,091)	1,170,091	100%
Net loss applicable to common stockholders’	$(4,214,875)	$(9,715,976)	5,501,101	56.6%

Revenue, Cost of Revenue, and Gross Margin

For the three months ended March 31, 2026, the Company generated approximately $21 thousand of revenue, compared to approximately $102 thousand for the same period in 2025. The decrease in revenue was primarily attributable to lower product sales generated by Proteomedix during the current period, reflecting reduced customer demand and timing of orders compared to the prior year period. Cost of revenue for the three months ended March 31, 2026 was approximately $23 thousand, compared to approximately $56 thousand for the same period in 2025, and was primarily attributable to costs incurred related to Proteomedix product sales. The Company reported a gross loss for the three months ended March 31, 2026 as cost of revenue exceeded revenue, primarily due to lower sales volumes during the period, while certain production and fulfillment costs remained relatively fixed.

Selling, General and Administrative Expenses

For the three months ended March 31, 2026, selling, general and administrative expenses increased by $0.4 million compared to the same period in 2025. The change is largely due to the increase in professional fees including accounting, legal, and regulatory fees, which were related to the additional filings and transactions during the current period.

Research and Development Expenses

For the three months ended March 31, 2026 research and development expenses increased by $26 thousand to $51 thousand compared to the same period in 2025. This change was due to the new clinical study agreement with LabCorp where the Company agreed to pay for research and development costs.

Impairments

The Company recorded an impairment of goodwill related to the PMX acquisition during the three months ended March 31, 2026 totaling $8.1 million, compared to $10.9 million during the three months ended March 31, 2025.

Other Income

Other income for the three months ended March 31, 2026, increased by approximately $2.0 million compared to the same period in 2025. The increase was primarily driven by a $4.0 million decrease in the change in fair value of Series D derivative liability, a $2.1 million decrease in the change in fair value of Series E derivative liability, partially offset by a $3.3 million decrease in the change in fair value of the subscription agreement liability – related party, a $0.9 million decrease to gain on forgiveness of accounts payable related to the settlement of IQVIA balances, and smaller changes in interest expense and other items.

Income Tax Benefit

The Company did not record any income tax benefit or expense during the three months ended March 31, 2026 and 2025.

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

As of March 31, 2026, the Company had cash of approximately $3.7 million, a working capital surplus of approximately $1.3 million and an accumulated deficit of approximately $135.4 million. During the three months ended March 31, 2026, the Company used approximately $2.1 million in cash for operating activities. In addition, as of May 11, 2026, the Company’s cash balance was approximately $4.1 million. The Company’s current cash balance is not sufficient to fund its operations through the end of December 2026.

During the financial year ended December 31, 2025, the Company closed a Series D Preferred Stock financing in September 2025 and a Series E Preferred Stock financing in October 2025. Such financings provided the Company with additional cash flow to support near-term operations. While these capital raises may enable the Company to sustain current operations and meet existing obligations, the Company continues to generate recurring net operating losses and has not yet established sustained positive cash flows to support its strategic growth initiatives, which includes the commercialization of Proclarix and the closing of the Realbotix Transactions. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of issuance of these consolidated financial statements.

Management’s plans for funding the Company’s operations include generating product revenue from sales of Proclarix, which is still subject to further successful commercialization activities within certain jurisdictions. Management also intends to secure additional funding through equity or debt financings if available, and to utilize the ELOC entered into in October 2024 on an as-needed basis to fund current operating needs, including future expenses incurred in connection with closing the Realbotix Transactions, subject to certain restrictions and beneficial ownership constraints. However, based on the terms of the ELOC and the current maximum availability, management determined that the funds readily available under the ELOC will not be sufficient to sustain operations. In addition, there are currently no other commitments in place for further financing nor is there any assurance that such financing will be available to sustain its operations and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of Proclarix and any future product candidates, or it may be unable to close the Realbotix Transactions on a timely basis as contemplated in the Share Exchange Agreement. As such, the Company may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if it is required to, file for bankruptcy.

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

Future Funding Requirements

We anticipate that we will continue to incur significant expenses for the foreseeable future as we continue to commercialize Proclarix and to close the Realbotix Transactions as contemplated in the Share Exchange Agreement.

We will require significant amounts of additional capital in the short-term, to continue to fund our continuing operations, to close the Realbotix Transactions, to satisfy existing and future obligations and liabilities contracts entered into in support of the Company’s commercialization plans, in addition to funds needed to support our working capital needs and business activities, including the development and commercialization of Proclarix, and the development and commercialization of our future product candidates. Until we can generate a sufficient amount of revenue from sales of Proclarix if at all, we expect to finance our future cash needs through public or private equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

While the Company closed the Series D and E Preferred Stock financings during the financial year ended December 31, 2025, there are currently no other commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all. This creates significant uncertainty whether the Company will have the funds available to be able to sustain its operations and expand commercialization of Proclarix, or to close the Realbotix Transactions on a timely basis as contemplated in the Share Exchange Agreement. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of future product candidates, delay the closing of or terminate the proposed Realbotix Transactions as contemplated in the Share Exchange Agreement, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if it’s required to, file for bankruptcy.

Our future capital requirements will depend on many factors, including:

●	fees paid to financial, legal, accounting and other advisors in connection with negotiating and completing the Realbotix Transactions;

●	the costs of future commercialization activities, including product manufacturing, marketing, sales, royalties, and distribution, for Proclarix, and other products for which we may receive marketing approval;

●	the timing, scope, progress, results and costs of research and development, testing, screening, manufacturing, preclinical and non-clinical studies and clinical trials;

●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform field efficacy studies, require more studies than those that we currently expect or change their requirements regarding the data required to support a marketing application;

●	our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;

●	any product liability or other lawsuits related to our product;

●	the expenses needed to attract, hire and retain skilled personnel;

●	the revenue, if any, received from commercial sales of Proclarix, or other products for which we may have received or will receive marketing approval;

●	the costs to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing our patents or other intellectual property rights; and

●	the costs of operating as a public company.

A change in the outcome of any of these or other variables could significantly change the costs and timing associated with our business activities. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months Ended March 31, 2026	Three months Ended March 31, 2025
Net cash used in operating activities	$(2,121,481)	$(1,999,680)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	631,788	2,870,254
Effect of exchange rate changes on cash	(14,889)	60,119
Net increase (decrease) in cash	$(1,504,582)	$930,693

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026, was approximately $2.1 million, which was primarily driven by a net loss of approximately $4.2 million and gain on change in fair value of derivative liabilities of approximately $6 million, which were offset by a non-cash stock-based compensation expense of approximately $0.02 million, loss on impairment of goodwill of approximately $8.1 million, and net changes in our operating assets and liabilities of $0.04 million.

Net cash used in operating activities for the three months ended March 31, 2025, was approximately $2.0 million, which was primarily driven by a net loss of approximately $8.5 million, a non-cash change in fair value of subscription liability of approximately $3.3 million, a gain on forgiveness of accounts payable of approximately $0.9 million, and net changes in our operating assets and liabilities of $0.07 million. These items were offset by several non-cash items, which primarily include impairment of goodwill of approximately $10.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026, was approximately $0.6 million, and resulted primarily from proceeds of approximately $0.4 million from exercise of warrants.

Net cash provided by financing activities for the three months ended March 31, 2025, was approximately $2.9 million, and resulted primarily from proceeds of approximately $5.0 million from the purchase of common stock in connection with the ELOC and $0.1 million from the issuance of notes payable. These proceeds were offset by payments on notes payable of approximately $0.9 million and a payment of approximately $1.3 million related to redemption of the Series C Preferred Stock.

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

As of March 31, 2026, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 13, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026, as a result of the material weaknesses described below.

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

We have identified the following internal control deficiencies, which we believe to be material weaknesses as of March 31, 2026:

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

Inherent Limitation on the Effectiveness of Internal Control Processes

Our Chief Executive Officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors

In addition to the following risk factors, you should carefully consider the risk factors included in our Annual Report on Form 10-K, filed with the SEC on March 13, 2026, as supplemented and updated by subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Related to our Financial Position and Need for Capital

We have incurred significant net losses since inception, have only generated minimal revenue, and anticipate that we will continue to incur substantial net losses for the foreseeable future and may never achieve profitability. Our stock is a highly speculative investment.

We are a commercial-stage biotechnology company that was incorporated in October 2018. Our net loss was $4.2 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $135.4 million. We also generated negative operating cash flows of $2.1 million for the three months ended March 31, 2026.

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

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of March 31, 2026, the Company had cash of approximately $3.7 million, a working capital surplus of approximately $1.3 million and an accumulated deficit of approximately $135.4 million. In addition, as of May 12, 2026, the Company’s cash balance was approximately $4.1 million, and the Company has approximately $0.02 million of debt due within the next 12 months.

We believe that we will need to raise substantial additional capital to fund our continuing operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s working capital needs and business activities, including completing the Realbotix Transactions on a timely basis and the commercialization of Proclarix, which is still subject to further successful development and commercialization activities within certain jurisdictions.

Management also intends to secure additional required funding through equity or debt financings if available. In December 2024, the Company began utilizing the ELOC entered into in October 2024 (see Note 9) on an as-needed basis to fund current operating needs, subject to certain restrictions and beneficial ownership constraints. However, based on the terms of the ELOC and the current maximum availability, management determined that the funds readily available under the ELOC will not be sufficient to sustain operations, close the Realbotix Transactions on a timely basis and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of future product candidates, delay the closing of the Realbotix Transactions on a timely basis as contemplated in the Share Exchange Agreement, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if it is required to, file for bankruptcy.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year following the date of this Report. Our future capital requirements will depend on many factors, including:

●	fees paid to financial, legal, accounting and other advisors in connection with negotiating and completing the Realbotix Transactions;

●	the costs of future development and commercialization activities, including product manufacturing, marketing, sales, royalties and distribution, for Proclarix, and other products for which we have received or will receive marketing approval;

●	our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;

●	any product liability or other lawsuits related to our product;

●	the expenses needed to attract, hire, and retain skilled personnel;

●	the revenue, if any, received from commercial sales of Proclarix or other products for which we may receive marketing approval;

●	the costs to establish, maintain, expand, enforce, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending, and enforcing our patents or other intellectual property rights; and

●	the costs of operating as a public company.

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

As of March 31, 2026, we had total current liabilities of approximately $3.1 million, including accounts payable of approximately $1.5 million, accrued expenses of approximately $0.3 million, derivative liabilities of $1.0 million, and approximately $0.2 million related to the notes payable. As of the same date, we had cash of only $3.7 million. We plan to seek funding to support our operations. However, the level of our current liabilities may make it more difficult for us to obtain adequate financing on favorable terms, if at all. If those to whom these payments are due were to demand immediate payment, as they are entitled to do, and we are not able to make the required payments, we would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and insolvency. Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

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

We may pay a transaction fee to Realbotix if we fail to complete the Realbotix Transactions and could significantly harm the market price of our common stock and negatively affect our future business and operations.

If the Realbotix Transactions is not completed and the Share Exchange Agreement is terminated under certain circumstances, we may be required to pay Realbotix a termination fee as follows:

●	In the event of a termination of the Share Exchange Agreement as a result of a material breach by either party, the breaching party will be required to pay a termination fee to the non-breaching party of $500,000 plus transaction expenses, with such transaction expenses not to exceed $500,000.

●	In the event of a termination of the Share Exchange Agreement if (i) our Board deems a third-party offer to acquire our assets to be superior than the Share Exchange Agreement and is therefore in the best interest of our stockholders (the “Buyer Superior Proposal”) and/or (ii) enters into an agreement with a third-party to effectuate a Buyer Superior Proposal, we must pay a termination fee of (A) $500,000 plus all Realbotix transaction expenses plus (B) if the transaction in respect of a Buyer Superior Proposal closes, an additional $1,500,000 upon closing of such transaction. If the transaction contemplated by the Buyer Superior Proposal does not close, we are only obligated to pay $500,000 plus all Realbotix transaction expenses.

●	In the event of a termination of the Share Exchange Agreement by Realbotix for failure to satisfy the Net Cash Condition (as defined in the Share Exchange Agreement), if Net Cash (as defined in the Share Exchange Agreement) at the time of termination would be greater than $5.0 million (assuming the consummation of any transactions for financing), we are obligated to pay Realbotix’s transaction expenses, with such transaction expenses not to exceed $500,000.

Even if a termination fee is not payable in connection with a termination of the Share Exchange Agreement, we will have incurred significant fees and expenses, which must be paid whether or not the Realbotix Transactions is completed. Further, if the Realbotix Transactions is not completed, it could significantly harm the market price of our common stock.

In addition, if the Share Exchange Agreement is terminated and we determine to seek another business combination, there can be no assurance that we will be able to find a partner and close an alternative transaction on terms that are as favorable as or more favorable to us than the terms set forth in the Share Exchange Agreement.

The closing of the Realbotix Transactions is subject to approval by our stockholders.. Failure to obtain these other required approvals would prevent the closing of the Realbotix Transactions.

The closing of the Realbotix Transactions is subject to certain approvals by our stockholders.. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Realbotix Transactions. Any delay in completing the Realbotix Transactions may materially adversely affect the timing and benefits that are expected to be achieved from the Realbotix Transactions.

If the Realbotix Transactions is not completed, the Board may decide to pursue our dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Realbotix Transactions will be completed. If the Realbotix Transactions is not completed, our Board may decide to pursue our dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, our dissolution and liquidation, we would be required under Delaware corporate law to pay its outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our remaining cash assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of pir liquidation, dissolution or winding up.

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

We expect to incur significant transaction costs in connection with the Realbotix Transactions.

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

Issuer Purchases of Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as exhibits to this Report.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Share Exchange Agreement, dated February 11, 2026, by and among Onconetix, Inc., Realbotix, LLC, Realbotix Corp, and Simulacra Corporation.†	8-K	2.1	February 12, 2026
3.1	Amended and Restated Certificate of Incorporation filed with Delaware Secretary of State dated February 23, 2022	8-K	3.1	February 24, 2022
3.2	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation, dated April 24, 2023	8-K	3.1	April 24, 2023
3.3	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation, dated December 21, 2023	8-K	3.1	December 21, 2023
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Onconetix, Inc., dated September 24, 2024	8-K	3.1	September 24, 2024
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Onconetix, Inc., dated June 11, 2025	8-K	3.1	June 11, 2025
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Onconetix, Inc. dated March 25, 2026	8-K	3.1	March 27, 2026
3.7	Certificate of Designations authorizing the issuance of the Series C Preferred Stock	8-K	3.1	October 3, 2024
3.8	Certificate of Correction to Certificate of Designations authorizing the issuance of the Series C Preferred Stock	10-Q	3.7	June 12, 2025
3.9	Fourth Amended and Restated Bylaws of the Company	8-K	3.2	December 21, 2023
3.10	Form of Warrant (Series E)	8-K	4.1	October 3, 2025
3.11	Certification of Designation of Series C Preferred Stock.	8-K	3.1	October 3, 2024
3.12	Certification of Designation of Series D Preferred Stock.	8-K	3.1	September 26, 2025
4.1	Form of Inducement PIO	8-K	4.1	July 11, 2024
4.2	Form of Warrant (Series C)	8-K	4.1	October 3, 2024
4.3	Form of Warrant (Series D)	8-K	4.1	September 26, 2025
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onconetix, Inc.

Date: May 13, 2026	/s/ David A. White
David A. White
Chief Executive Officer (principal executive officer)