Form 10-Q
period 2026-06-30
Onconetix, Inc.
filed 2026-08-13
CIK 1782107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, the registrant had 3,949,107 shares of common stock, $0.00001 par value per share, outstanding.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONCONETIX, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$5,942,249	$5,220,654
Accounts receivable, net	2,351	296,866
Inventories	210,448	149,961
Investor receivable	—	50,000
Prepaid expenses and other current assets	362,762	349,293
Total current assets	6,517,810	6,066,774

Property and equipment, net	28,655	37,085
Deferred offering costs	225,000	225,000
Operating right of use asset	36,734	48,774
Goodwill	9,618,142	18,549,005
Total assets	$16,426,341	$24,926,638

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,844,861	$1,757,695
Accrued expenses	249,607	341,881
Notes payable	150,394	—
Operating lease liability, current	24,419	24,412
Contingent warrant liabilities	25,378	26,590
Derivative liabilities	649,134	6,985,347
Total current liabilities	2,943,793	9,135,925

Operating lease liability, net of current portion	12,315	24,362
Total liabilities	$2,956,108	$9,160,287

Commitments and Contingencies

Series C Redeemable Preferred Stock, $0.00001 par value, 10,000 shares authorized, 7 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,724	1,724

Stockholders’ equity
Common stock, $0.00001 par value, 250,000,000 shares authorized at June 30, 2026 and December 31, 2025; 3,793,676 and 31,201 shares issued at June 30, 2026 and December 31, 2025, respectively; 3,793,673 and 31,198 shares outstanding at June 30, 2026 and December 31, 2025, respectively	38	—
Series D Preferred Stock, $0.00001 par value, 32,000 shares authorized at June 30, 2026 and December 31, 2025; 8,156 and 16,325 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	—
Series E Preferred Stock, $0.00001 par value, 10,000 shares authorized at June 30, 2026 and December 31, 2025; 0 and 7,813 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	152,959,715	147,836,004
Treasury stock, at cost; 3 shares of common stock at June 30, 2026 and December 31, 2025	(625,791)	(625,791)
Accumulated deficit	(138,296,736)	(131,214,558)
Accumulated other comprehensive loss	(568,717)	(231,028)
Total stockholders’ equity	13,468,509	15,764,627
Total liabilities, convertible preferred stock, and stockholders’ equity	16,426,341	$24,926,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Revenue	$17,120	$106,494	$38,577	$208,124
Cost of revenue	12,817	35,991	35,929	91,789
Gross profit	4,303	70,503	2,648	116,335

Operating expenses
Selling, general, and administrative	2,245,653	1,523,591	4,284,981	3,197,797
Research and development	3,440	(111,670)	54,258	(87,215)
Impairment of goodwill	486,000	594,000	8,620,000	11,512,000
Total operating expenses	2,735,093	2,005,921	12,959,239	14,622,582
Loss from operations	(2,730,790)	(1,935,418)	(12,956,591)	(14,506,247)

Other (expense) income
Interest expense	(4,389)	(223,097)	(6,633)	(446,689)
Change in fair value of subscription agreement liability – related party	—	(191,038)	—	3,127,962
Change in fair value of contingent warrant liabilities	(400)	(229)	1,212	(10,024)
Change in fair value of Series D Derivative Liability	(136,471)	—	3,819,307	—
Change in fair value of Series E Derivative Liability	—	—	2,072,590	—
Gain on forgiveness of accounts payable	—	—	—	944,694
Other income (loss)	4,747	(22,660)	(12,063)	(28,023)
Total other income (loss)	(136,513)	(437,024)	5,874,413	3,587,920
Loss before income taxes	(2,867,303)	(2,372,442)	(7,082,178)	(10,918,327)
Net loss	$(2,867,303)	$(2,372,442)	$(7,082,178)	$(10,918,327)
Deemed dividend Series C preferred stock	—	(328,504)	—	(1,498,595)
Net loss applicable to common stockholders	(2,867,303)	(2,700,946)	(7,082,178)	(12,416,922)

Net loss per share, basic and diluted	$(1.28)	$(237.91)	$(6.11)	$(1,583.19)

Weighted average number of common shares outstanding, basic and diluted	2,242,770	11,353	1,158,993	7,843

Other comprehensive income (loss)
Net loss	$(2,867,303)	$(2,372,442)	$(7,082,178)	$(10,918,327)
Foreign currency translation	(127,517)	1,882,464	(337,689)	2,023,512
Change in pension benefit obligation	—	345,318	—	314,539
Total comprehensive loss	$(2,994,820)	$(144,660)	$(7,419,867)	$(8,580,276)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and

Stockholders’ Equity (Deficit)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Due from	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Shareholders	Equity
Balance at December 31, 2024	—	$—	2,768	$—	$127,825,744	(3)	$(625,791)	$(115,683,621)	$(2,723,397)	$(250,308)	$8,542,627
Issuance of common stock in connection with the ELOC	—	—	5,883	—	4,776,309	—	—	—	—	250,308	5,026,617
Stock-based compensation expense	—	—	—	—	29,256	—	—	—	—	—	29,256
Redemption of Series C Preferred Stock	—	—	—	—	—	—	—	(1,170,091)	—	—	(1,170,091)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	141,048	—	141,048
Change in pension benefit obligation	—	—	—	—	—	—	—	—	(30,779)	—	(30,779)
Net loss	—	—	—	—	—	—	—	(8,545,885)	—	—	(8,545,885)
Balance at March 31, 2025	—	$—	8,651	$—	$132,631,309	(3)	$(625,791)	$(125,399,597)	$(2,613,128)	$—	$3,992,793
Issuance of common stock in connection with the ELOC	—	—	6,702	—	1,365,038	—	—	—	—	—	1,365,038
Stock-based compensation expense	—	—	—	—	30,982	—	—	—	—	—	30,982
Cash in lieu of shares	—	—	(2)	—	(926)	—	—	—	—	—	(926)
Redemption of Series C Preferred Stock	—	—	—	—	—	—	—	(328,504)	—	—	(328,504)
Settlement of subscription agreement liability	—	—	4,830	—	995,038	—	—	—	—	—	995,038
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,882,464	—	1,882,464
Change in pension benefit obligation	—	—	—	—	—	—	—	—	345,318	—	345,318
Net loss	—	—	—	—	—	—	—	(2,372,442)	—	—	(2,372,442)
Balance at June 30, 2025	—	$—	20,181	$—	$135,021,441	(3)	$(625,791)	$(128,100,543)	$(385,346)	$—	$5,909,761

	Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2025	16,325	$—	7,813	$—	31,201	$—	147,836,004	(3)	$(625,791)	$(131,214,558)	$(231,028)	$15,764,627
Stock-based compensation expense	—	—	—	—	—	—	22,305	—	—	—	—	22,305
Conversion of Series E Preferred Stock to Common Stock	—	—	(232)	—	7,656	—	—	—	—	—	—	—
Conversion of Series D Preferred Stock to Common Stock	(6,373)	—	—	—	222,265	2	(2)	—	—	—	—	—
Issuance of Common Stock for warrant exercise	—	—	—	—	14,409	—	384,842	—	—	—	—	384,842
Cancellation of restricted common stock	—	—	—	—	(13)	—	—	—	—	—	—	—
Cash in lieu of shares	—	—	—	—	(1)	—	(250)	—	—	—	—	(250)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(210,172)	(210,172)
Net loss	—	—	—	—	—	—	—	—	—	(4,214,875)	—	(4,214,875)
Balance at March 31, 2026	9,952	$—	7,581	$—	275,517	$2	148,242,899	(3)	$(625,791)	$(135,429,433)	$(441,200)	$11,746,477
Stock-based compensation expense	—	—	—	—	—	—	7,359	—	—	—	—	7,359
Issuance of common stock in connection with the ELOC	—	—	—	—	2,704,126	27	4,265,248	—	—	—	—	4,265,275
Conversion of Series E Preferred Stock to Common Stock	—	—	(7,581)	—	660,365	7	331,417	—	—	—	—	331,424
Conversion of Series D Preferred Stock to Common Stock	(1,796)	—	—	—	153,712	2	112,890	—	—	—	—	112,892
Cancellation of restricted common stock	—	—	—	—	(26)	—	—	—	—	—	—	—
Cash in lieu of shares	—	—	—	—	(18)	—	(98)	—	—	—	—	(98)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(127,517)	(127,517)
Net loss	—	—	—	—	—	—	—	—	—	(2,867,303)	—	(2,867,303)
Balance at June 30, 2026	8,156	$—	—	$—	3,793,676	$38	152,959,715	(3)	$(625,791)	$(138,296,736)	$(568,717)	$13,468,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities
Net loss	$(7,082,178)	$(10,918,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill	8,620,000	11,512,000
Amortization of debt discounts	—	4,966
Depreciation and amortization	8,030	8,447
Net periodic pension benefit	—	107,304
Stock-based compensation	29,664	60,238
Change in fair value of contingent warrant liabilities	(1,212)	10,024
Change in fair value of subscription agreement liability - related party	—	(3,127,962)
Gain on forgiveness of accounts payable	—	(944,694)
Change in fair value of Series D derivative liability	(3,819,307)	—
Change in fair value of Series E derivative liability	(2,072,590)	—
Disposal of property and equipment	—	16,482
Changes in operating assets and liabilities:
Accounts receivable	312,185	15,685
Inventories	(64,593)	(72,765)
Investor receivable	50,000	—
Prepaid expenses and other current assets	(15,793)	201,379
Accounts payable	87,337	(272,801)
Accrued expenses	(91,091)	(9,952)
Net cash used in operating activities	(4,039,548)	(3,409,976)

Cash flows from investing activities	—	—
Net cash Provided by (used in) investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of note payable	247,196	475,000
Principal payments of notes payable	(96,802)	(1,537,331)
Payment for redemption of Series C Preferred Stock	—	(1,713,570)
Proceeds from exercise of warrants	384,842	—
Cash in lieu of shares	(348)	(926)
Proceeds from purchases of common stock in connection with the ELOC	4,265,275	6,391,655
Net cash provided by financing activities	4,800,163	3,614,828
Effect of exchange rate changes on cash	(39,020)	(567,837)
Net increase (decrease) in cash	721,595	(362,985)
Cash, beginning of period	5,220,654	646,500
Cash, end of period	$5,942,249	$283,515
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,633	$184,546
Noncash investing and financing activities:
D&O insurance premium financed	$—	$460,875
Deemed dividend owed to Series C preferred stock shareholders	$—	$409,510
Settlement of subscription agreement liability	$—	$995,038
Conversion of Series D preferred stock to common stock	$112,892	$—
Conversion of Series E preferred stock to common stock	$331,424	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

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

On May 21, 2026, the Company effected a reverse stock split of all shares of its issued and outstanding Common Stock at a ratio of one-for-ten (1:10). The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, and share-based awards’ exercise prices and per share data have been adjusted in these consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The number of authorized shares and par value of the preferred stock and common stock were not adjusted because of the reverse stock split.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

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

Unaudited Interim Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2026, and the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. These unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026 and its results of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ended December 31, 2026, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements included in this Report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

As of June 30, 2026, the Company had cash of approximately $5.9 million, a working capital surplus of approximately $3.6 million and an accumulated deficit of approximately $138.3 million. During the six months ended June 30, 2026, the Company used approximately $4.0 million in cash for operating activities. In addition, as of August 10, 2026, the Company’s cash balance was approximately $5.4 million.

The Company continues to generate recurring net operating losses and has not yet established sustained positive cash flows to support its strategic growth initiatives, which includes the commercialization of Proclarix, and participation in strategic transactions and investments, including its proposed acquisition of Realbotix. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these consolidated financial statements.

Management’s plans for funding the Company’s operations include advancing its strategic initiatives, including commercialization efforts related to Proclarix, and execution of recent and potential strategic transactions. Subsequent to June 30, 2026, on July 28, 2026, the Company entered into a securities purchase agreement pursuant to which it issued Series F Preferred Stock for aggregate gross proceeds of approximately $30.2 million and received net cash proceeds of approximately $0.25 million. Management has considered the impact of this financing, together with its ongoing efforts to obtain additional capital and improve operating cash flows, in evaluating the Company's ability to continue as a going concern. While the transaction provided additional liquidity, management believes that the Company will continue to require additional financing and/or improved operating results to fund its operations and satisfy its obligations as they become due.

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

June 30, 2026

(Unaudited)

Note 3 — Summary of Significant Accounting Policies

During the six months ended June 30, 2026, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Selected significant accounting policies are discussed in further detail below:

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

The fair value of the contingent warrant liability and Series D and E derivative liabilities are valued using significant unobservable measures and other fair value inputs and are therefore classified as Level 3 financial instruments.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (cont.)

The fair value of financial instruments measured on a recurring basis is as follows as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liabilities	$25,378	—	—	$25,378
Series D derivative liabilities	$649,134	—	—	$649,134
Total	$674,512	$—	$—	$674,512

	As of December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent warrant liabilities	$26,590	—	—	$26,590
Series D and E derivative liabilities	$6,985,347	—	—	$6,985,347
Total	$7,011,937	$—	$—	$7,011,937

These non-financial assets had been valued using significant unobservable measures and other fair value inputs and were classified as Level 3 measurements.

None of the Company’s other non-financial assets or liabilities are recorded at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025. There were no transfers between levels during the periods presented.

New Accounting Pronouncements

There were no new accounting pronouncements issued since the Company’s filing of the Annual Report on Form 10-K for the year ended December 31, 2025, which could have a significant effect on the accompanying condensed consolidated financial statements.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Note 4 — Balance Sheet Details

Inventories

Inventories, which primarily relate to Proclarix product as of June 30, 2026 and December 31, 2025, consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$94,525	$103,431
Finished goods	115,923	46,530
Total	$210,448	$149,961

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Prepaid insurance	$217,244	$136,739
VAT taxes receivable	40,217	31,955
Prepaid other	99,129	170,552
Other receivable	6,172	10,047
Total	$362,762	$349,293

Goodwill

Goodwill consisted of the following as of June 30, 2026 and December 31, 2025:

Balance as of December 31, 2025	$18,549,005
Impairment loss	(8,134,000)
Foreign currency translation	(211,532)
Balance as of March 31, 2026	$10,203,473
Impairment loss	(486,000)
Foreign currency translation	(99,331)
Balance as of June 30, 2026	$9,618,142

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Note 4 — Balance Sheet Details (cont.)

Impairments for three and six months ended June 30, 2026 and 2025

During the three and six months ended June 30, 2026 and 2025, the Company’s stock price and market capitalization declined, and the Company determined that this was an indicator of a potential impairment of its goodwill. Accordingly, as of June 30, 2026 and 2025, the Company performed quantitative analysis to identify and measure the amount of impairment losses to be recognized. The Company recognized goodwill impairment losses of approximately $0.5 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. The Company recognized goodwill impairment losses of approximately $8.6 million and $11.5 million for the six months ended June 30, 2026 and 2025, respectively.

The fair value of the reporting unit is estimated using a market approach. Beginning in the second quarter of 2024, the Company elected to use a market capitalization reconciliation methodology as its sole valuation technique in estimating the fair value of the reporting unit. Under this approach, the fair value of the reporting unit is determined based on the Company's market capitalization, calculated using the quoted market price of its common stock and outstanding shares, with consideration given to whether adjustments are necessary to reconcile market capitalization to the fair value of the reporting unit.

Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accrued compensation	$14,884	$42,228
Accrued professional fees	138,093	201,208
Other accrued expenses	16,630	18,445
Accrued franchise taxes	80,000	80,000
Total	$249,607	$341,881

Note 5 — Significant Agreements

Immunovia AB

On September 17, 2025, Proteomedix entered into a license agreement with Immunovia AB, pursuant to which Immunovia obtained exclusive rights to certain intellectual property and proprietary biological materials related to the PancreaSure™ test. In exchange for these rights, Immunovia paid Proteomedix a non-refundable upfront license fee of $0.3 million. Based on the terms of the agreement and the nature of the license, the Company determined that the performance obligations were satisfied upon the transfer of the licensed rights. Accordingly, the Company recognized the $0.6 million as license revenue during the year ended December 31, 2025. Additionally, the agreement provided for a second payment of $0.3 million due by March 31, 2026, which was received during the six months ended June 30, 2026, and is no longer shown as a part of Accounts receivable, net on the consolidated balance sheet as of June 30, 2026.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Notes 6 — Notes Payable

Insurance Financing

During the six months ended June 30, 2026, the Company obtained financing for certain Director & Officer liability insurance policy premiums. The agreement assigns the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies.

The total premiums, taxes and fees financed are approximately $0.3 million, with an annual interest rate of 8.5%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreement. At June 30, 2026, the Company recognized approximately $0.15 million as an insurance financing note payable, which is included in the current portion of notes payable in the accompanying condensed consolidated balance sheets. The Company will pay the insurance financing through monthly installment payments of approximately $25,693, with the last payment for the note due on December 17, 2026.

Note 7 — Subscription Agreement

On December 18, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the PMX Investor, who became a stockholder of Onconetix at the closing of the PMX Transaction, for the sale of 118 units, each comprised of 1 share of common stock and 0.30 pre-funded warrants (the “Units”) at $42,500 per Unit. The Subscription Agreement includes a make-whole provision (the “Make-Whole Provision”) which requires the issuance of additional shares of common stock in the event that the 270-day volume weighted average price after the closing of the Subscription Agreement, is below $42,500, and the PMX Investor still holds the common shares acquired upon closing of the Subscription Agreement 270 days after such closing. The Subscription Agreement would only close upon obtaining stockholder approval for certain transactions involving the Company’s Series B Preferred Stock. The Subscription Agreement was amended on January 23, 2024 to include a provision for interest on the $5 million debenture, accruing at a rate of 4%, to be included in the calculation of the units to be issued upon the conversion. Stockholder approval was obtained on September 5, 2024, and as a result, the conversion and the issuance of 118 units, attributable to the Subscription Agreement, and 3 units, attributable to additional accrued interest under the debenture to the PMX Investor took place on September 24, 2024.

As of June 30, 2026 and December 31, 2025, the fair value of the related party subscription agreement liability was $0. For the three and six months ended June 30, 2025, the Company recognized a change in fair value of the related party subscription agreement liability of approximately $191,000 and $3,128,000. No gain or loss related to changes in the fair value of the related party subscription liability was recognized during the three and six months ended June 30, 2026, as the liability was settled in the prior year.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Note 8 — Warrant and derivative liabilities

Contingent warrant liabilities

The following table summarizes the activity for the contingent warrant liabilities, using unobservable Level 3 inputs, for the three and six months ended June 30, 2026:

Contingent Warrant Liability
Balance at December 31, 2025	26,590
Change in fair value	(1,612)
Balance at March 31, 2026	$24,978
Change in fair value	400
Balance at June 30, 2026	$25,378

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

The Company measured its bifurcated embedded derivative liabilities and warrant liabilities as of June 30, 2026, December 31, 2025 and September 22, 2025, at fair value on a recurring basis using level 3 inputs. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment and estimation. The derivative liabilities and warrant liabilities were both measured using Monte Carlo valuation models. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates.

As of December 11, 2025, the Company had entered a letter of intent with Realbotix (“LOI”), which contemplates a change of control transaction. A closing condition of the LOI is that no convertible securities of the Company will be outstanding prior to, or upon, closing (subject to approval of the preferred shareholders) which creates two distinct timing scenarios for the settlement of the preferred securities: prior to, or at closing, pursuant to the terms of the LOI or after closing in the event the transaction proposed by the LOI is not completed. Given the disparate timing conditions, the valuation included two scenarios in the Monte Carlo valuation analysis as of December 31, 2025: Closing and No Closing. The Closing scenario includes settlement logic for the preferred securities based on the profit-maximizing outcome of the preferred shareholder at the hypothetical closing date. The No Closing scenario models the embedded derivatives as if there was no forced conversion event (similar to valuation analyses of the embedded derivatives as of their original issuance and September 30, 2025).

As of June 30, 2026, the Company refined its valuation technique for the No Closing Scenario to explicitly incorporate the probability that the Company will have sufficient funding to continue operations over the applicable term. This refinement considers the Company’s cash position, projected operating cash requirements, and its ability to access remaining capacity under its equity line of credit facility and reflects the increasing significance of these funding considerations as the Company’s cash position and available financing alternatives have evolved.

The table below shows the inputs used to determine the fair value of the derivative liabilities:

	As of
	June 30,	June 30,	December 31,	December 31,
	2026	2026	2025	2025
	Closing Scenario	Non-closing Scenario	Closing Scenario	Non-closing Scenario
Expected term (years)	2.23	2.23	2.75	2.73
Expected volatility	150.00%	150.00%	150.00%	150.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.12%	4.12%	3.50%	3.50%
Probability	40.00%	60.00%	40.00%	60.00%
Probability of Survival	—%	25.00%	—%	—%

The Limited Waiver Agreement executed on December 23, 2025 resulted in reclassification of the warrants to equity, the warrant liability was remeasured using inputs as of December 23, 2025, and no subsequent liability remeasurement was required through December 31, 2025.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Note 8 — Warrant and derivative liabilities (cont.)

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Valuation Level	June 30, 2026	December 31, 2025

Derivative liabilities	Level 3	649,134	4,581,333
		$649,134	$4,581,333

The following table sets forth a summary of the change in the fair value of the derivative liabilities that are measured at fair value on a recurring basis for the six months ended June 30, 2026:

Derivative Liabilities
Balance, as of December 31, 2025	$4,581,333
Change in fair value	(3,955,778)
Balance, as of March 31, 2026	625,555
Change in fair value	136,471
Conversion	(112,892)
Balance, as of June 30, 2026	$649,134

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

The Company measures its bifurcated embedded derivative liability and warrant liability as of June 30, 2026, December 31, 2025 and issuance, at fair value on a recurring basis using level 3 inputs. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. The derivative liability and warrant liability were both measured using Monte Carlo valuation models. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates.

As of December 11, 2025, the Company had entered a letter of intent with Realbotix (“LOI”), which contemplates a change of control transaction. A closing condition of the LOI is that no convertible securities of the Company will be outstanding prior to, or upon, closing (subject to approval of the preferred shareholders) which creates two distinct timing scenarios for the settlement of the preferred securities: prior to, or at closing, pursuant to the terms of the LOI or after closing in the event the transaction proposed by the LOI is not completed. Given the disparate timing conditions, the valuation included two scenarios in the Monte Carlo valuation analysis as of June 30, 2026 and December 31, 2025: Closing and No Closing. The Closing scenario includes settlement logic for the preferred securities based on the profit-maximizing outcome of the preferred shareholder at the hypothetical closing date. The No Closing scenario models the embedded derivatives as if there was no forced conversion event (similar to valuation analyses of the embedded derivatives as of their original issuance and September 30, 2025).

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Note 8 — Warrant and derivative liabilities (cont.)

The table below shows the inputs used to determine the fair value of the derivative liabilities:

	As of
	June 30,	June 30,	December 31,	December 31,
	2026	2026	2025	2025
	Closing Scenario	Non-closing Scenario	Closing Scenario	Non-closing Scenario
Expected term (years)	2.25	2.25	2.73	2.75
Expected volatility	150.00%	150.00%	150.00%	150.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.12%	4.12%	3.50%	3.50%
Probability	40.00%	60.00%	40.00%	60.00%

The Limited Waiver Agreement executed on December 23, 2025 resulted in reclassification of the warrants to equity, the warrant liability was remeasured using inputs as of December 23, 2025, and no subsequent liability remeasurement was required through December 31, 2025.

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Valuation Level	June 30, 2026	December 31, 2025

Derivative liabilities	Level 3	—	2,404,014
		$—	$2,404,014

The following table sets forth a summary of the change in the fair value of the derivative liabilities that are measured at fair value on a recurring basis for the six months ended June 30, 2026:

Derivative Liabilities
Balance, as of December 31, 2025	$2,404,014
Change in fair value	(2,072,590)
Balance, as of March 31, 2026	331,424
Conversions	(331,424)
Balance, as of June 30, 2026	$—

Note 9 — Convertible Preferred Stock and Stockholders’ Equity

Authorized Capital

As of June 30, 2026 and December 31, 2025, the Company is authorized to issue 250,000,000 shares and 10,000,000 shares of common stock and preferred stock, respectively, with a par value of $0.00001 for both common stock and preferred stock.

At June 30, 2026 and December 31, 2025, the Company had designated 1,150,000 shares, 10,000 shares, 2,700,000 shares, 10,000 shares, 32,000 shares, and 10,000 shares of Series Seed Preferred Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock, respectively.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

Preferred Stock

Series Seed Convertible Preferred Stock

The Company has 1,150,000 shares of preferred stock designated as Series Seed Preferred Stock (“Series Seed”) and there are no shares of Series Seed outstanding as of June 30, 2026 and December 31, 2025.

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

On September 24, 2024, Veru converted all 3,000 shares of Series A Convertible Preferred Stock into 33 shares of the Company’s common stock per the stated conversion ratio. There were 0 shares of Series A Convertible Stock outstanding as of June 30, 2026 and December 31, 2025.

Series B Convertible Preferred Stock

In connection with the PMX acquisition on December 15, 2023, the Company issued 2,696,729 shares of Series B Convertible Preferred Stock, which were initially convertible into approximately 1,586 shares of common stock, subject to stockholder approval on September 5, 2024. All Series B Preferred Stock was fully converted into common stock on September 24, 2024. As of June 30, 2026 and December 31, 2025, no Series B Preferred Stock remains outstanding.

Series C Convertible Preferred Stock

On October 1, 2024, the Board of Directors authorized the Company to create a series of 10,000 shares of preferred stock designated as “Series C Convertible Preferred Stock”, with a par value of $0.00001, pursuant to the certificate of designations. At any time after the initial issuance date of Series C convertible Preferred Stock, each Preferred Share shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock. The holders of Series C Preferred Stock are entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. In addition, from and after the occurrence and during the continuance of any Triggering Event, dividends (“Default Dividends”) will accrue on the Stated Value of each Preferred Share at a rate of fifteen percent (15.0%) (the “Default Rate”) per annum. Each holder is entitled to convert any portion of the outstanding Preferred Shares held by such holder into validly issued, fully paid and non-assessable Conversion shares at the Conversion Rate, which can be determined by dividing (x) the Conversion Amount of such Preferred Share by (y) the Conversion Price, $225.28, subject to adjustment as provided in the Certificate of Designations.

On July 16, 2025, the Company exercised its voluntary Series C Preferred Stock adjustment right to lower the conversion price of the Series C Preferred Stock to $175, and holders of 1,920 shares of Series C Preferred Stock agreed to convert their shares into shares of Common Stock. During the year ended December 31, 2025, 1,369 shares of Series C Preferred Stock were redeemed for an aggregate amount of $1.71 million, 1,920 shares of Series C Preferred Stock were converted into common stock and 203 shares of Series C Preferred Stock were exchanged into 244 shares of Series D Preferred Stock (as defined below). As of June 30, 2026 and December 31, 2025, 7 shares of Series C Preferred Stock remain outstanding, with a carrying value of $1.7 thousand, as reflected in the accompanying consolidated balance sheet.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

Series D Preferred Stock

On September 22, 2025, the Company entered into a securities purchase agreement (the “Series D Securities Purchase Agreement” and the financing contemplated therein, the “Series D PIPE Financing”) with eleven institutional investors, and sold or exchanged debt, to such investors (collectively, the “Series D PIPE Investors”) an aggregate of 16,099 shares of Series D convertible preferred stock, par value $0.00001 per share (“Series D Preferred Stock”), which includes an issuance of 500 shares of Series D Preferred Stock to the lead investor in consideration for the Series D PIPE Investors’ irrevocable commitment to purchase shares of the Series D Preferred Stock, and warrants (the “Series D Warrants”) to purchase 872,567 shares of Common Stock, (the Series D Preferred Stock together with the Series D Warrants, the “Series D PIPE Securities”), for an aggregate purchase price of approximately $12.9 million and net cash proceeds of $9.3 million. The exercise price of the Series D Warrants is $0.9716, and the Series D Warrants are exercisable beginning on the issuance date and expire on the third anniversary of the issuance date.

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

The Series D Warrants and certain embedded share-settled redemption features of the Series D Preferred Stock issued were determined to be liability-classified instruments pursuant to ASC 480 and ASC 815. The embedded features of the Series D Preferred Stock were bifurcated and accounted for separately as derivative liabilities. The Company measured the warrant liabilities and bifurcated derivative liabilities at fair value on a recurring basis using Level 3 inputs as of September 22, 2025 (the issuance date), December 23, 2025 (amended warrants date), December 31, 2025 (derivative liabilities fair value date) and June 30, 2026, respectively. See Note 8 for further information regarding the valuation methodology and assumptions used in determining the fair value of the warrant and derivative liabilities.

The Series D Preferred Stock has no voting rights. The Series D Preferred Stock are convertible into common stock at the election of the holders of the Series D Preferred Stock at any time at an initial conversion price of $184.45 per share. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions), anti-dilution provisions, and a floor price of $0.5322.

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

During the six months ended June 30, 2026, holders of Series D Preferred Stock converted 8,169 shares into 375,977 shares of common stock. As of June 30, 2026 and December 31, 2025, 8,156 and 16,325 shares of Series D Preferred Stock remain outstanding, respectively.

Series E Preferred Stock

On October 1, 2025, Onconetix entered into, and sold to institutional investor(s) (collectively, the “PIPE Investors”), pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) an aggregate of 7,813 shares of Series E convertible preferred stock, par value $0.00001 per share (“Series E Preferred Stock”), which are convertible into common stock of the Company, $0.00001 par value per share (the “Common Stock”) and warrants to purchase 405,045 shares of Common Stock (the “Warrants” and, together with the Series E Preferred Stock, the “PIPE Securities”), for an aggregate purchase price of approximately $6.25 million and net cash proceeds of $6.2 million. Such investment is referred to as the “PIPE Financing”. The exercise price of the Series E Warrants is $0.9716, and the Series E Warrants are exercisable beginning on the issuance date and expire on the third anniversary of the issuance date.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

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

The Series E Warrants and certain embedded share-settled redemption features of the Series E Preferred Stock issued were determined to be liability-classified instruments pursuant to ASC 480 and ASC 815. The embedded features of the Series E Preferred Stock were bifurcated and accounted for separately as derivative liabilities. The Company measured the warrant liabilities and bifurcated derivative liabilities at fair value on a recurring basis using Level 3 inputs as of October 1, 2025 (the issuance date), December 23, 2025 (amended warrants date) and December 31, 2025 (derivative liabilities fair value date), and June 30, 2026. See Note 8 for further information regarding the valuation methodology and assumptions used in determining the fair value of the warrant and derivative liabilities.

The Series E Preferred Stock has no voting rights. The Series E Preferred Stock are convertible into common stock at the election of the holders of the Series E Preferred Stock at any time at an initial conversion price of $192.88 per share. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions), anti-dilution provisions, and a floor price of $0.298.

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

As of December 31, 2025, all 7,813 shares of Series E Preferred Stock remained outstanding. As of June 30, 2026, all 7,813 shares of Series E Preferred Stock were converted into 668,021 shares of Common Stock.

October 2024 ELOC

Concurrently, on October 2, 2024, the Company entered into a Common Stock Equity Line of Credit Purchase Agreement (the “October 2024 ELOC Purchase Agreement”) with an institutional investor (the “October 2024 ELOC Investor”), whereby the Company may sell up to $25,000,000 of the Company’s new issued Common Stock. Pursuant to the October 2024 ELOC Purchase Agreement, the October 2024 ELOC Investor shall purchase from the Company up to the lesser of (i) $25.0 million in shares of our Common Stock and (ii) 390 shares, representing 19.99% of the total number of shares of Common Stock outstanding immediately prior to the execution of the October 2024 ELOC Purchase Agreement. Pursuant to the October 2024 ELOC Purchase Agreement, 30% of the gross proceeds to the Company from any sale of common stock thereunder must be applied towards the redemption of the Series C Redeemable Preferred Stock.

During the three months ended June 30, 2026 and 2025, the Company received proceeds of $4.3 million and $1.4 million under the ELOC, respectively. During the six months ended June 30, 2026 and 2025, the Company received proceeds of $4.3 million and $6.4 million under the ELOC, respectively.

Common Stock

As of June 30, 2026 and December 31, 2025 there were 3,793,676 and 31,201 shares of common stock issued, respectively, and 3,793,673 and 31,198 shares of common stock outstanding, respectively.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

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

There were no repurchases of common stock during the six months ended June 30, 2026 and 2025.

On November 13, 2024, the Board terminated the Repurchase Program.

Warrants

The following summarizes the Company’s outstanding warrants, excluding contingent warrants issuable upon exercise of the outstanding warrants as of June 30, 2026:

	Number of Shares	WA Average Exercise Price	WA Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	24,608,745	248.50	2.73
Granted	—	—	—
Exercised	(396,090)	—	—
Cancelled	—	—	—
Outstanding as of March 31, 2026	24,212,655	262.55	2.49
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding as of June 30, 2026	24,212,655	1.27	2.24
Warrants vested and exercisable as of June 30, 2026	24,212,655	1.27	2.24

As of June 30, 2026, the Company had outstanding warrants, which are exercisable into 24,212,655 shares of common stock. The shares of common stock underlying the outstanding warrants had an exercise price of $1.27 per share, based on the closing trading price on June 30, 2026.

On May 21, 2026, the Company effected a 1-for-10 reverse stock split of its common stock. The Series D and Series E warrants contain anti-dilution provisions that require adjustments to the exercise price and the number of shares underlying the warrants upon the occurrence of specified events. Pursuant to these provisions, following the reverse stock split, the exercise price of the affected warrants was adjusted based on the lowest volume weighted average price ("VWAP") of the Company's common stock during the 16 trading-day period following the reverse stock split, resulting in an adjusted exercise price of $0.9716 per share.

As a result of this price-reset feature, the anti-dilution adjustment increased the number of shares issuable upon exercise of the affected warrants after giving effect to the reverse stock split, rather than decreasing solely in proportion to the reverse stock split ratio. Based on the adjusted exercise price, the Company determined that an aggregate of 24,212,379 net Series D and E warrants became issuable after accounting for this adjustment.

Contingent Warrant Liabilities

As of June 30, 2026, the fair value of contingent warrant labilities includes the Series C warrants of $5,100 and those issuable upon exercise of the Inducement PIOs of approximately $20,278 totaling $25,378 included as contingent warrant liabilities in the accompanying condensed consolidated balance sheets.

As of December 31, 2025, the fair value of contingent warrant labilities includes the Series C Warrants of $6,300 and those issuable upon exercise of the Inducement PIOs of approximately $20,290 totaling $26,590 included as contingent warrant liabilities in the accompanying consolidated balance sheets.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

Onconetix Equity Incentive Plans

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) was adopted by its board of directors and by its stockholders on July 1, 2019. On February 23, 2022 the Company’s board of directors adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which is the successor and continuation of the Company’s 2019 Plan. Under the 2022 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other forms of awards to employees, directors, and consultants of the Company. In May 2023, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 18, and in September 2024, the number of shares of common stock reserved for issuance under the 2022 Plan was increased to 341. Stock-based awards granted during the six months ended June 30, 2025 were all granted under the 2022 Plan. There were no stock-based awards granted during the six months ended June 30, 2026. As of June 30, 2026, there are 208 shares available for issuance under the 2022 Plan.

Stock Options

There were no stock options granted during the three and six months ended June 30, 2026 and 2025.

The aggregate fair value of stock options that vested during the three and six months ended June 30, 2026, was approximately $0 and $0, respectively, compared to $46,000 and $92,000 for the same periods in 2025.

Restricted Stock

The following summarizes activity related to the Company’s restricted stock awards granted under the 2022 Plan for the six months ended June 30, 2026:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2025	39	$715.50
Granted	—	—
Vested	—	—
Forfeited	(13)	986.20
Nonvested as of March 31, 2026	26	$579.20
Granted	—	—
Vested	—	—
Forfeited	(26)	579.20
Nonvested as of June 30, 2026	—	$—

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

June 30, 2026

(Unaudited)

Note 9 — Convertible Preferred Stock and Stockholders’ Equity (cont.)

There was no activity under the PMX Option Plan for the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, there were no outstanding stock options.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock, for the three and six months ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,
	2026	2025
Selling, general and administrative	$7,359	$30,982
Research and development	—	—
Total	$7,359	$30,982

	For the Six Months Ended June 30,
	2026	2025
Selling, general and administrative	$29,664	$60,238
Research and development	—	—
Total	$29,664	$60,238

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

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. As of June 30, 2026, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims.

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

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Note 11 — Related Party Transactions

On June 17, 2025, the Company entered into a separate consulting agreement with a firm affiliated with Dr. Meier. The agreement provides for the payment of certain success fees and reimbursement of related expenses. Under its terms, Dr. Meier is entitled to earn up to 10% of success fees for transactions greater than $9 million earned by the affiliated firm, payable only upon receipt of such proceeds. The Company recorded approximately $0 in related expenses during the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025 approximately $16,500 related to this agreement was included in accounts payable.

Note 12 — Net Loss Per Share

Basic net loss per share is computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. The weighted average number of shares of common stock outstanding includes pre-funded warrants because their exercise requires only nominal consideration for delivery of shares; it does not include any potentially dilutive securities or any unvested restricted shares of common stock. Certain restricted shares, although classified as issued and outstanding at June 30, 2026, are considered contingently returnable until the restrictions lapse and will not be included in the basic net loss per share calculation until the shares are vested. Unvested shares of the Company’s restricted stock do not contain non-forfeitable rights to dividends and dividend equivalents.

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

The following securities were excluded from the computation of diluted shares outstanding due to the losses incurred in the periods presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	As of June 30,
	2026	2025
Options to purchase shares of common stock	—	3
Warrants	24,212,655	276
Unvested shares of restricted stock	—	4
Common stock issuable upon conversion of Series C Redeemable Preferred Stock	38	7,992
Common stock issuable upon conversion of Series D Redeemable Preferred Stock	15,325,066	—
Total	39,537,759	8,275

Note 13 — Segment Information

The Company conducts its business activities and reports financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Chief Operating Decision Maker (“CODM”) evaluates performance and makes resource and operating decisions for the business. The Company’s CODM is the Chief Executive Officer. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of the operations. The CODM uses net loss, as reported on the Consolidated Statements of Operations and Comprehensive Loss, in evaluating performance of the Company and determining how to allocate resources of the Company as a whole. The CODM reviews consolidated financial information and does not regularly review discrete expense categories or other significant segment expenses apart from the information presented in the consolidated statement of operations and other disclosures included in the consolidated financial statements. As the CODM evaluates performance on a consolidated basis, all required financial segment information is included in the consolidated financial statements.

ONCONETIX, INC.
Notes to Condensed Consolidated Financial Statements

June 30, 2026

(Unaudited)

Note 13 — Segment Information (cont.)

Geographic Information

The distribution of revenue by geographical area was as follows:

	Three Months Ended June 30,
	2026	2025
United States	$—	$—
United Kingdom	6,798	2,281
Switzerland	10,322	104,213
Total	$17,120	$106,494

	Six Months Ended June 30,
	2026	2025
United States	$—	$—
United Kingdom	28,255	9,096
Switzerland	10,322	199,028
Total	$38,577	$208,124

Note 14 — Subsequent Events

Series F PIPE Financing

On July 28, 2026, the Company entered into a securities purchase agreement (the “Series F Securities Purchase Agreement”) with an accredited investor (the “Series F PIPE Investor”), pursuant to which the Company agreed to issue and sell to the Series F PIPE Investor an aggregate of 37,812 shares of Series F convertible preferred stock, par value $0.00001 per share (“Series F Preferred Stock”), for an aggregate purchase price of $30,249,600 (the “Series F PIPE Financing”), generating net cash proceeds of $249,600.

Concurrently with entering into the Series F Securities Purchase Agreement, the Company also entered into a registration rights agreement with the Series F PIPE Investor, pursuant to which it has agreed to provide the Series F PIPE Investor with certain registration rights related to the shares of Common Stock underlying the shares of Series F Preferred Stock.

July 2026 ELOC Purchase Agreement

On July 28, 2026, the Company entered into a Common Stock Purchase Agreement relating to a committed equity facility (the “July 2026 ELOC Purchase Agreement”) with an accredited investor (“July 2026 ELOC Investor”), pursuant to which, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct the July 2026 ELOC Investor, from time to time and at the Company’s sole discretion, to purchase shares of the Company’s Common Stock having an aggregate purchase price of up to the lesser of (i) $750,000,000 and (ii) 19.99% of the total number of shares of the Company’s Common Stock outstanding immediately prior to the execution of the July 2026 ELOC Purchase Agreement, unless stockholder approval has been obtained or an exception under the applicable Nasdaq listing rules applies. Concurrently with entering into the July 2026 ELOC Purchase Agreement, the Company entered into a Registration Rights Agreement with the July 2026 ELOC Investor (the “July 2026 ELOC Registration Rights Agreement”), pursuant to which the Company agreed to provide the July 2026 ELOC Investor with certain registration rights with respect to the securities issuable under the July 2026 ELOC Purchase Agreement.

In consideration for the July 2026 ELOC Investor’s commitment under the July 2026 ELOC Purchase Agreement, the Company agreed to pay a $30,000,000 commitment fee, which the July 2026 ELOC Investor agreed would be applied toward its purchase of Series F Preferred Stock pursuant to the Series F Securities Purchase Agreement.

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

There were two new peer-reviewed scientific publications published in the first quarter of 2026 on the clinical utility of Proclarix. The first paper, by Schiess et al., has been accepted for publication in BMC Cancer, an open-access oncology research journal. The study evaluated Proclarix in a cohort of 371 men and ruled out clinically insignificant or absent prostate cancer while maintaining a low risk of missing csPCa. Proclarix was subsequently shown to significantly reduce overdiagnosis and unnecessary biopsies, outperforming both %fPSA and the ERSPC risk calculator. The second paper, by Athanasiou et al., has been published in the journal Cancers (2026, 18, 1348-62). In a cohort of 132 men under active surveillance, the study demonstrated the prognostic value of Proclarix® and its risk score in predicting the transition of patients from active surveillance to active treatment.

Proclarix is CE-marked and for sale in Europe. In the United Kingdom, Proclarix is now offered by a patient organization as an additional option within a screening initiative for early identification of prostate cancer.

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

As of June 30, 2026, Proteomedix has initiated a PRIME study, a multi-center clinical validation study conducted in collaboration with Labcorp to evaluate Proclarix in the U.S. market and across various ethnicities. The first participants have been enrolled and the study is designed to ultimately include up to 500 men.

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

Some recent key developments affecting our business include the following:

Series F PIPE Financing

On July 28, 2026, the Company entered into a securities purchase agreement (the “Series F Securities Purchase Agreement”) with an accredited investor (the “Series F PIPE Investor”), pursuant to which the Company agreed to issue and sell to the Series F PIPE Investor an aggregate of 37,812 shares of Series F convertible preferred stock, par value $0.00001 per share (“Series F Preferred Stock”), for an aggregate purchase price of $30,249,600 (the “Series F PIPE Financing”), generating net cash proceeds of $249,600.

Concurrently with entering into the Series F Securities Purchase Agreement, the Company also entered into a registration rights agreement with the Series F PIPE Investor, pursuant to which it has agreed to provide the Series F PIPE Investor with certain registration rights related to the shares of Common Stock underlying the shares of Series F Preferred Stock.

July 2026 ELOC Purchase Agreement

On July 28, 2026, the Company entered into a Common Stock Purchase Agreement relating to a committed equity facility (the “July 2026 ELOC Purchase Agreement”) with an accredited investor (“July 2026 ELOC Investor”), pursuant to which, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct the July 2026 ELOC Investor, from time to time and at the Company’s sole discretion, to purchase shares of the Company’s Common Stock having an aggregate purchase price of up to the lesser of (i) $750,000,000 and (ii) 19.99% of the total number of shares of the Company’s Common Stock outstanding immediately prior to the execution of the July 2026 ELOC Purchase Agreement, unless stockholder approval has been obtained or an exception under the applicable Nasdaq listing rules applies. Concurrently with entering into the July 2026 ELOC Purchase Agreement, the Company entered into a Registration Rights Agreement with the July 2026 ELOC Investor (the “July 2026 ELOC Registration Rights Agreement”), pursuant to which the Company agreed to provide the July 2026 ELOC Investor with certain registration rights with respect to the securities issuable under the July 2026 ELOC Purchase Agreement.

In consideration for the July 2026 ELOC Investor’s commitment under the July 2026 ELOC Purchase Agreement, the Company agreed to pay a $30,000,000 commitment fee, which the July 2026 ELOC Investor agreed would be applied toward its purchase of Series F Preferred Stock pursuant to the Series F Securities Purchase Agreement.

May 2026 Reverse Stock Split

On May 8, 2026, in reliance of the stockholder approval obtained for the Reverse Stock Split Proposal at the April 2026 Special Meeting held on April 30, 2026, the Board determined to fix a reverse stock split ratio of its Common Stock of 1-to-10 (the “May Reverse Stock Split”). On May 20, 2026, the Company filed an amendment to its COI with the Secretary of State of the State of Delaware to effect the May Reverse Stock Split. The May Reverse Stock Split became effective in accordance with the terms of the Amendment at 12:01 a.m. Eastern Time on May 21, 2026 (the “May Reverse Stock Split Effective Time”). The Company’s Common Stock continues to trade on The Nasdaq Capital Market under the symbol ONCO and has been trading on a split-adjusted basis since the market opened on May 21, 2026. At the May Reverse Stock Split Effective Time, every 10 (ten) shares of the Company’s issued and outstanding Common Stock had converted automatically into one (1) issued and outstanding share of Common Stock, with no corresponding reduction in the number of authorized shares of Common Stock, and without any change in the par value per share.

 Result of the Special Meeting of Stockholders of the Company held on April 30, 2026

On April 30, 2026, the Company held a special meeting of stockholders (the “April 2026 Special Meeting”). At the April 2026 Special Meeting, the stockholders of the Company approved the stockholder proposal to grant discretionary authority to Board to further amend COI to effect one or more reverse stock splits of the Common Stock, at a ratio in the range of 1-for-2 to 1-for-10, provided that, (X) the Company shall not effect the aforementioned reverse stock splits that, in the aggregate, exceed 1-for-100, and (Y) any such reverse stock split is completed no later than the one year anniversary date of the April 2026 Special Meeting.

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

February 2026 Special Meeting of Stockholders

On February 3, 2026, the Company held a special meeting of stockholders (the “February 2026 Special Meeting”), whereby its stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (“COI”) to effect a reverse stock split of all of the outstanding shares of Common Stock at a ratio in the range of 1-for-2 to 1-for-50, at any time prior to the one-year anniversary date of the February 2026 Special Meeting (“Reverse Stock Split Proposal”).

On March 6, 2026, the Board determined to fix a reverse stock split ratio of its Common Stock of 1-to-5 (the “March Reverse Stock Split”). On March 24, 2026, the Company filed an amendment to its COI with the Secretary of State of the State of Delaware to effect the March Reverse Stock Split. The March Reverse Stock Split became effective in accordance with the terms of the Amendment at 12:01 a.m. Eastern Time on March 25, 2026 (the “March Reverse Stock Split Effective Time”). The Company’s Common Stock continues to trade on The Nasdaq Capital Market under the symbol ONCO and has been trading on a split-adjusted basis since the market opened on March 25, 2026. At the March Reverse Stock Split Effective Time, every 5 (five) shares of the Company’s issued and outstanding Common Stock had converted automatically into one (1) issued and outstanding share of Common Stock, with no corresponding reduction in the number of authorized shares of Common Stock, and without any change in the par value per share.

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

Series E PIPE Financing

On October 1, 2025, the Company entered into a securities purchase agreement (the “Series E Securities Purchase Agreement”) with institutional investor(s) and sold to such institutional investors(s)(collectively, the “Series E PIPE Investors”), an aggregate of 7,813 shares of Series E convertible preferred stock, par value $0.00001 per share (“Series E Preferred Stock”), which are convertible into common stock of the Company, $0.00001 par value per share and warrants (the “Series E Warrants”) to purchase 40,504 shares of Common Stock, for an aggregate purchase price of approximately $6.25 million, which was also equal to the net cash proceeds. The exercise price of the Series E Warrants is $0.9716, and the Series E Warrants are exercisable beginning on the issuance date and expire on the third anniversary of the issuance date.

Concurrently with entering into the Series E Securities Purchase Agreement, the Company also entered into a registration rights agreement with the Series E PIPE Investors, pursuant to which it has agreed to provide the Series E PIPE Investors with certain registration rights related to the shares of Common Stock underlying the shares of Series E Preferred Stock and Series E Warrants.

During the three and six months ended June 30, 2026, the holders converted 7,581 and 7,813 shares of Series E Preferred Stock into 660,365 and 668,021 shares of Common Stock. As of June 30, 2026, all shares of Series E Preferred Stock were converted into Common Stock and there were no Series E Preferred Stock outstanding.

Series D PIPE Financing

On September 22, 2025, the Company entered into a securities purchase agreement (the “Series D Securities Purchase Agreement”) with eleven institutional investors, and sold or exchanged debt, to such investors (collectively, the “Series D PIPE Investors”) an aggregate of 16,099 shares of Series D convertible preferred stock, par value $0.00001 per share (“Series D Preferred Stock”), which includes an issuance of 500 shares of Series D Preferred Stock to the lead investor in consideration for the Series D PIPE Investors’ irrevocable commitment to purchase shares of the Series D Preferred Stock, and warrants (the “Series D Warrants”) to purchase 87,256 shares of Common Stock, for an aggregate purchase price of approximately $12.9 million and net cash proceeds of $9.3 million. The exercise price of the Series D Warrants is $0.9716, and the Series D Warrants are exercisable beginning on the issuance date and expire on the third anniversary of the issuance date.

Concurrently with entering into the Series D Securities Purchase Agreement, the Company also entered into a registration rights agreement with the Series D PIPE Investors, pursuant to which it has agreed to provide the Series D PIPE Investors with certain registration rights related to the shares of Common Stock underlying the shares of Series D Preferred Stock and Series D Warrants.

During the three and six months ended June 30, 2026, the holders converted 1,796 and 8,169 shares of Series D Preferred Stock into 153,712 and 375,977 shares of Common Stock. Additionally, the holders exercised 144,087 warrants for shares of Common Stock, resulting in net proceeds of $384,842. As of June 30, 2026, there are 8,156 shares of Series D Preferred Stock outstanding.

Reverse Stock Split

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

On May 21, 2026, the Company effected a reverse stock split of all shares of its issued and outstanding Common Stock at a ratio of one-for-ten (1:10). The Company accounted for the reverse stock split on a retrospective basis pursuant to Accounting Standards Codification (“ASC”) 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, and share-based awards’ exercise prices and per share data have been adjusted in these consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The number of authorized shares and par value of the preferred stock and common stock were not adjusted because of the reverse stock split.

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

Additionally, Immunovia will make a $0.1 million payment for materials and pay a 3% royalty on net sales of PancreaSure and any other products incorporating the licensed intellectual property from January 1, 2026, through December 31, 2032. During the three and six months ended June 30, 2026, royalty revenues were de minimus and there was no revenue due to the biological materials.

Services Agreement

On July 21, 2023, the Company, entered into a Licensing and Services Master Agreement (“Master Services Agreement”) and a related statement of work with IQVIA, pursuant to which IQVIA was to provide to the Company commercialization services for the Company’s products, including recruiting, managing, supervising and evaluating sales personnel and providing sales-related services for such products, for fees totaling up to $29.1 million over the term of the statement of work. The statement of work had a term through September 6, 2026, unless earlier terminated in accordance with the Master Services Agreement and the statement of work. On July 29, 2023, a second statement of work was entered into with IQVIA for certain subscription services providing prescription market data access to the Company. The fees under the second statement of work totaled approximately $800,000, and the term was through July 14, 2025. On October 12, 2023, the Company terminated the Master Services Agreement and the statements of work loss. There were no amounts payable under this contract as of June 30, 2026 and December 31, 2025.

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

Other Income (Expense)

Other income (expense) is comprised of interest expense on notes payable, the change in fair value of financial instruments that are recorded as liabilities, which includes the related party subscription agreement liability, the contingent warrant liabilities, derivative liabilities, and other financing-related costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our statements of operations for the periods indicated:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Revenue	$17,120	$106,494	$(89,374)	(83.9)%
Cost of revenue	12,817	35,991	(23,174)	(64.4)%
Gross profit	4,303	70,503	(66,200)	(93.9)%

Operating expenses
Selling, general and administrative	$2,245,653	$1,523,591	$722,062	47.4%
Research and development	3,440	(111,670)	115,110	103.1%
Impairment of goodwill	486,000	594,000	(108,000)	(18.2)%
Total operating expenses	2,735,093	2,005,921	729,172	36.4%
Loss from operations	(2,730,790)	(1,935,418)	(795,372)	(41.1)%

Other income (expense)
Interest expense	(4,389)	(223,097)	218,708	98.0%
Change in fair value of subscription agreement liability – related party	—	(191,038)	191,038	100.0%
Change in fair value of contingent warrant liabilities	(400)	(229)	(171)	(74.7)%
Change in fair value of Series D derivative liability	(136,471)	—	(136,471)	(100.0)%
Other - net	4,747	(22,660)	27,407	120.9%
Total other income	(136,513)	(437,024)	300,511	68.8%
Loss before income taxes	(2,867,303)	(2,372,442)	(494,861)	(20.9)%
Income tax benefit	—	—	—	—%
Net loss	$(2,867,303)	$(2,372,442)	$(494,861)	(20.9)%
Deemed dividend Series C preferred stock	—	(328,504)	328,504	100.0%
Net loss applicable to common stockholders’	$(2,867,303)	$(2,700,946)	$(166,357)	6.2%

Revenue, Cost of Revenue, and Gross Margin

For the three months ended June 30, 2026, the Company generated approximately $0.02 million of revenue, compared to approximately $0.1 million for the same period in 2025. The decrease in revenue was primarily attributable to lower product sales generated by Proteomedix during the current period, reflecting reduced customer demand and timing of orders compared to the prior year period. Cost of revenue for the three months ended June 30, 2026 was approximately $0.01 million, compared to approximately $0.04 million for the same period in 2025, and was primarily attributable to costs incurred related to Proteomedix product sales. Gross profit decreased to approximately $4 thousand for the three months ended June 30, 2026, compared to approximately $0.07 million for the same period in 2025, due to lower revenue. Gross margin decreased from approximately 66.2% to 25.1%, as certain production and fulfillment costs remained relatively fixed despite lower sales volumes.

Selling, General and Administrative Expenses

For the three months ended June 30, 2026, selling, general and administrative expenses increased by $0.7 million compared to the same period in 2025. The change is largely due to the increase in professional fees including accounting, legal, and regulatory fees, which were related to the additional filings and transactions during the current period.

Research and Development Expenses

For the three months ended June 30, 2026, research and development expenses increased by $115 thousand to $3 thousand compared to a gain of approximately $112 thousand in the same period in 2025. The gain during the three months ended June 30, 2025 resulted from the write-off of previously accrued R&D expenses that were related to terminated contracts. The expense during the three months ended June 30, 2026 related to the new clinical study agreement with LabCorp where the Company agreed to pay for research and development costs.

Impairments

The Company recorded an impairment of goodwill related to the PMX acquisition during the three months ended June 30, 2026 totaling $0.5 million, compared to $0.6 million during the three months ended June 30, 2025.

Other Income

Other income for the three months ended June 30, 2026, increased by approximately $0.3 million compared to the same period in 2025. The increase was primarily driven by a $0.2 million reduction in interest expense and the absence of a $0.2 million loss related to the change in fair value of the subscription agreement liability recognized in the prior-year period. These favorable changes were partially offset by a $0.1 million loss associated with the change in fair value of the Series D derivative liability during the current period.

Income Tax Benefit

The Company did not record any income tax benefit or expense during the three months ended June 30, 2026 and 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our statements of operations for the periods indicated:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Revenue	$38,577	$208,124	$(169,547)	(81.5)%
Cost of revenue	35,929	91,789	(55,860)	(60.9)%
Gross profit	2,648	116,335	(113,687)	(97.7)%

Operating expenses
Selling, general and administrative	$4,284,981	$3,197,797	$1,087,184	34.0%
Research and development	54,258	(87,215)	141,473	162.2%
Impairment of goodwill	8,620,000	11,512,000	(2,892,000)	(25.1)%
Total operating expenses	12,959,239	14,622,582	(1,663,343)	(11.4)%
Loss from operations	(12,956,591)	(14,506,247)	1,549,656	10.7%

Other income (expense)
Interest expense	(6,633)	(446,689)	440,056	98.5%
Change in fair value of subscription agreement liability – related party	—	3,127,962	(3,127,962)	(100.0)%
Change in fair value of contingent warrant liabilities	1,212	(10,024)	11,236	112.1%
Change in fair value of Series D derivative liability	3,819,307	—	3,819,307	100.00%
Change in fair value of Series E derivative liability	2,072,590	—	2,072,590	100.00%
Gain on forgiveness of accounts payable	—	944,694	(944,694)	(100.0)%
Other - net	(12,063)	(28,023)	15,960	57.0%
Total other income	5,874,413	3,587,920	2,286,493	63.7%
Loss before income taxes	(7,082,178)	(10,918,327)	3,836,149	35.1%
Income tax benefit	—	—	—	—%
Net loss	$(7,082,178)	$(10,918,327)	$3,836,149	35.1%
Deemed dividend Series C preferred stock	—	(1,498,595)	1,498,595	100.0%
Net loss applicable to common stockholders’	$(7,082,178)	$(12,416,922)	$5,334,744	43.0%

Revenue, Cost of Revenue, and Gross Margin

For the six months ended June 30, 2026, the Company generated approximately $39 thousand of revenue, compared to approximately $208 thousand for the same period in 2025. The decrease in revenue was primarily attributable to lower product sales generated by Proteomedix during the current period, reflecting reduced customer demand and timing of orders compared to the prior year period. Cost of revenue for the six months ended June 30, 2026 was approximately $36 thousand, compared to approximately $92 thousand for the same period in 2025, and was primarily attributable to costs incurred related to Proteomedix product sales. Gross profit decreased to approximately $3 thousand for the six months ended June 30, 2026, compared to approximately $116 thousand for the same period in 2025, due to lower revenue. Gross margin decreased from approximately 55.9% to 6.9%, as certain production and fulfillment costs remained relatively fixed despite lower sales volumes.

Selling, General and Administrative Expenses

For the six months ended June 30, 2026, selling, general and administrative expenses increased by $1.1 million compared to the same period in 2025. The change is largely due to the increase in professional fees including accounting, legal, and regulatory fees, which were related to the additional filings and transactions during the current period.

Research and Development Expenses

For the six months ended June 30, 2026, research and development expenses increased by $0.1 million from a gain of approximately $0.1 million during the six months ended June 30, 2025 to expense of $0.05 million during the six months ended June 30, 2026.  The expense during the six months ended June 30, 2026 related to the new clinical study agreement with LabCorp where the Company agreed to pay for research and development costs. The gain during the six months ended June 30, 2025 resulted from the write-off of previously accrued R&D expenses that were related to terminated contracts.

Impairments

The Company recorded an impairment of goodwill related to the PMX acquisition during the six months ended June 30, 2026 totaling $8.6 million, compared to $11.5 million during the six months ended June 30, 2025.

Other Income

Other income for the six months ended June 30, 2026 increased by approximately $2.3 million compared to the same period in 2025. The increase was primarily driven by gains of approximately $3.8 million and $2.1 million related to the changes in fair value of the Series D and Series E derivative liabilities, respectively. These favorable changes were partially offset by the absence of the $3.1 million gain recognized from the change in fair value of the subscription agreement liability in the prior-year period, the absence of the $0.9 million gain on forgiveness of accounts payable recognized in the prior-year period, and lower interest expense and other items.

Income Tax Benefit

The Company did not record any income tax benefit or expense during the six months ended June 30, 2026 and 2025.

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

As of June 30, 2026, the Company had cash of approximately $5.9 million, a working capital surplus of approximately $3.6 million and an accumulated deficit of approximately $138.3 million. During the six months ended June 30, 2026, the Company used approximately $4.0 million in cash for operating activities. In addition, as of August 10, 2026, the Company’s cash balance was approximately $5.4 million. The Company’s current cash balance is not sufficient to fund its operations through the end of August 2027.

During the financial year ended December 31, 2025, the Company closed a Series D Preferred Stock financing in September 2025 and a Series E Preferred Stock financing in October 2025. Such financings provided the Company with additional cash flow to support near-term operations.

During July 2026, the Company entered into a Series F Preferred Stock financing and an equity line of credit arrangement that are expected to provide additional liquidity and financial flexibility to support its ongoing operations and strategic initiatives. These transactions are intended to strengthen the Company’s liquidity position and support working capital requirements. While these capital raises may enable the Company to sustain current operations and meet existing obligations, the Company continues to generate recurring net operating losses and has not yet established sustained positive cash flows to support its strategic growth initiatives, which includes the commercialization of Proclarix and participation in strategic transactions and investments, including the proposed Realbotix Transactions. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of issuance of these consolidated financial statements.

Management’s plans for funding the Company’s operations include generating product revenue from sales of Proclarix, which is still subject to further successful commercialization activities within certain jurisdictions. Management also intends to secure additional funding through equity or debt financings if available, and to utilize the ELOC entered into in October 2024 and July 2026 on an as-needed basis to fund current operating needs, including future expenses incurred in connection with closing the Realbotix Transactions, subject to certain restrictions and beneficial ownership constraints. However, based on the terms of the ELOC and the current maximum availability, management determined that the funds readily available under the ELOC will not be sufficient to sustain operations. In addition, there are currently no other commitments in place for further financing nor is there any assurance that such financing will be available to sustain its operations and expand commercialization of Proclarix. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of Proclarix and any future product candidates, or it may be unable to close the Realbotix Transactions on a timely basis as contemplated in the Share Exchange Agreement. As such, the Company may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if it is required to, file for bankruptcy.

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

Management also continues to evaluate additional financing opportunities, including proceeds received from the July 2026 Series F PIPE financing and remaining availability under the ELOC, subject to applicable limitations and conditions.. This creates significant uncertainty whether the Company will have the funds available to be able to sustain its operations and expand commercialization of Proclarix, or to close the Realbotix Transactions on a timely basis as contemplated in the Share Exchange Agreement. If the Company is unable to secure additional capital, it may be required to curtail any future clinical trials, development and/or commercialization of future product candidates, delay the closing of or terminate the proposed Realbotix Transactions as contemplated in the Share Exchange Agreement, and it may take additional measures to reduce expenses in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations, or, if it’s required to, file for bankruptcy.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net cash used in operating activities	$(4,039,548)	$(3,409,976)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	4,800,163	3,614,828
Effect of exchange rate changes on cash	(39,020)	(567,837)
Net increase (decrease) in cash	$721,595	$(362,985)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026, was approximately $4.0 million, which was primarily driven by a net loss of approximately $7.1 million and gain on change in fair value of derivative liabilities of approximately $6.0 million, which were offset by a non-cash stock-based compensation expense of approximately $0.03 million, loss on impairment of goodwill of approximately $8.6 million, and net changes in our operating assets and liabilities of $0.3 million.

Net cash used in operating activities for the six months ended June 30, 2025, was approximately $3.4 million, which primarily resulted from a net loss of approximately $10.9 million, a non-cash change in fair value of subscription liability of approximately $3.1 million, a gain on forgiveness of accounts payable of approximately $0.9 million, and net changes in our operating assets and liabilities of $(0.1) million. These items were offset by several non-cash items, which primarily include impairment of goodwill of approximately $11.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026, was approximately $4.8 million, and resulted primarily from proceeds of approximately $0.4 million from exercise of warrants, proceeds of approximately $4.3 million from the purchase of common stock in connection with the ELOC and net proceeds of approximately $0.15 million from notes payable.

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

As of June 30, 2026, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 13, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026, as a result of the material weaknesses described below.

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

We have identified the following internal control deficiencies, which we believe to be material weaknesses as of June 30, 2026:

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

Inherent Limitation on the Effectiveness of Internal Control Processes

Our Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2026, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Capital

The SEC had recently approved a Nasdaq rule where the market value of listed companies on Nasdaq must meet a certain threshold, and if we are unable to regain or maintain compliance with such continued listing requirements of Nasdaq, our Common Stock could be delisted from the Nasdaq Capital Market.

On July 22, 2026, the SEC approved a Nasdaq rule change requiring the immediate suspension and delisting of any listed company whose market value of listed securities (“MVLS”) falls below $5 million for 30 consecutive business days, subject to limited review by a Nasdaq Hearings Panel. Under the approved rule, a timely request for a hearing will not stay the suspension of trading, and our securities would generally trade on the over-the-counter market during any appeal process. The Nasdaq Hearings Panel may grant a limited exception period (not to exceed 180 days) to demonstrate compliance with initial listing requirements, but there can be no assurance that such relief would be granted.

Our ability to maintain compliance with the $5 million MVLS requirement depends on a number of factors, including the market price of our Common Stock and the number of our issued and outstanding shares. The market price of our Common Stock may be volatile and could decline for reasons beyond our control, including:

●	general market conditions or downturns in the broader equity markets;

●	sector-specific or industry-wide volatility;

●	changes in interest rates or macroeconomic conditions;

●	geopolitical events;

●	actual or perceived short selling activity or other trading dynamics;

●	reduced liquidity or limited public float; and

●	investor perceptions regarding our business, prospects, or financial condition.

If our MVLS were to fall below $5 million for 30 consecutive business days, Nasdaq would issue a staff delisting determination and immediately suspend trading of our Common Stock on Nasdaq. Any suspension or delisting of our Common Stock from Nasdaq could materially and adversely affect our business, financial condition, results of operations, and the value of our Common Stock.

In the event that our Common Stock is delisted from Nasdaq, as a result of our failure to comply with the Minimum Bid Price Requirement, or due to our failure to continue to comply with any other requirement for continued listing on Nasdaq, and is not eligible for listing on another exchange, trading in the shares of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

We have incurred significant net losses since inception, have only generated minimal revenue, and anticipate that we will continue to incur substantial net losses for the foreseeable future and may never achieve profitability. Our stock is a highly speculative investment.

We are a commercial-stage biotechnology company that was incorporated in October 2018. Our net loss was $7.1 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $138.3 million. We also generated negative operating cash flows of $4.0 million for the six months ended June 30, 2026.

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

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future. As of June 30, 2026, the Company had cash of approximately $5.9 million, a working capital surplus of approximately $3.6 million and an accumulated deficit of approximately $138.3 million. In addition, as of August 10, 2026, the Company’s cash balance was approximately $5.4 million, and the Company has approximately $0.2 million of debt due within the next 12 months.

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

Our ability to raise additional funds will depend on financial, economic, and other factors, many of which are beyond our control. Subsequent to June 30, 2026, we completed a Series F financing and entered into a new ELOC on July 28, 2026, which provided additional liquidity and access to capital. However, there can be no assurance that these financing arrangements, together with existing cash resources, will be sufficient to fund our operations for the foreseeable future or that additional financing will be available on acceptable terms, if at all. If we are unable to secure adequate funding, we may be forced to delay, reduce, or terminate our business activities.

Our current liabilities are significant, and if those to whom we owe accounts payable were to demand payment, we would be unable to pay.

As of June 30, 2026, we had total current liabilities of approximately $2.9 million, including accounts payable of approximately $1.8 million, accrued expenses of approximately $0.3 million, derivative liabilities of $0.6 million, and approximately $0.2 million related to the notes payable. As of the same date, we had cash of only $5.9 million. We plan to seek funding to support our operations. However, the level of our current liabilities may make it more difficult for us to obtain adequate financing on favorable terms, if at all. If those to whom these payments are due were to demand immediate payment, as they are entitled to do, and we are not able to make the required payments, we would be subject to liability if our creditors chose to enforce their rights, which could result in our bankruptcy and insolvency. Under such a scenario, our assets would be distributed to our creditors leaving nothing to be distributed to our stockholders.

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

Future issuances of shares of our Common Stock, including upon exercise or conversion of outstanding securities, could result in substantial dilution of our stockholders and may have a negative impact on the market price of our Common Stock.

The shares of our Common Stock that may be issued under the ELOC Purchase Agreements (together, the “ELOC Purchase Agreements”) may be sold by us to the respective October 2024 ELOC Investor and July 2026 ELOC Investor (together, the “ELOC Investors”) from time to time from the date of (i) the 36-month anniversary of the effective date of the registration statement registering the shares of Common Stock issued under the ELOC Purchase Agreements, (ii) the date on which the ELOC Investors has purchased the aggregate limit under the respective ELOC Purchase Agreements, (iii) the date on which our Common Stock fails to be listed or quoted on Nasdaq or any successor Eligible Market (as defined in the ELOC Purchase Agreements), and (iv) the date on which, pursuant to or within the meaning of any bankruptcy law, a custodian is appointed for us or for all or substantially all of our property, or we make a general assignment for the benefit of our creditors.

The purchase price for shares of our Common Stock that we may sell to the ELOC Investors under the respective ELOC Purchase Agreements will fluctuate based on the trading price of shares of our Common Stock. Depending on market liquidity at the time, sales of shares of our Common Stock may cause the trading price of shares of our Common Stock to decrease. We generally have the right to control the timing and amount of any future sales of shares of our Common Stock to the ELOC Investors. Additional sales of shares of our Common Stock, if any, to the ELOC Investors will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to the ELOC Investors all, some or none of the additional shares of our Common Stock that may be available for us to sell pursuant to the ELOC Purchase Agreements. If and when we do sell shares of our Common Stock to the ELOC Investors, after the ELOC Investors has acquired shares of our Common Stock, the ELOC Investors may resell all, some or none of such shares of our Common Stock at any time or from time to time in its discretion and at different prices. Therefore, sales to the ELOC Investors by us could result in substantial dilution to the interests of other holders of shares of our Common Stock. In addition, if we sell a substantial number of shares of our Common Stock to the ELOC Investors under the respective ELOC Purchase Agreements, or if investors expect that we will do so, the shares held by the ELOC Investors will represent a significant portion of our public float and may result in substantial decreases to the price of our Common Stock. The actual sales of shares of our Common Stock or the mere existence of our arrangement with the ELOC Investors may also make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

The market price of shares of our Common Stock could drop significantly if the ELOC Investors sells shares of Common Stock or is perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our Common Stock or other securities.

Additionally, the shares of Common Stock issuable pursuant to our outstanding convertible securities, including the Series C Warrants, the Series D Warrants, the Series E Warrants, the Series C Preferred Stock, the Series D Preferred Stock, the Series F Preferred Stock, and preferred investment options, to the extent exercised or converted, respectively, could impose significant dilution on our stockholders and may have a negative impact on the market price of our Common Stock. Each of the Series D Warrants, the Series E Warrants and the respective Certificate of Designations for the Series D Preferred Stock and for the Series F Preferred Stock provide that if the Company issues (subject to certain exceptions) (i) any shares of Common Stock, (ii) any options to purchase Common Stock or (iii) any convertible securities, for a consideration price per share or exercise or conversion price per share, as applicable, less than the exercise price of the respective Series D Warrants, the Series E Warrants or the conversion price of the Series D Preferred Stock and for the Series F Preferred Stock, respectively, in effect immediately prior to such issuance, the exercise price and conversion price shall be reduced accordingly. Such adjustments could result in additional dilution to our stockholders and further depress the market price of our Common Stock.

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

Issuer Purchases of Equity Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as exhibits to this Report.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Share Exchange Agreement, dated February 11, 2026, by and among Onconetix, Inc., Realbotix, LLC, Realbotix Corp, and Simulacra Corporation.†	8-K	2.1	February 12, 2026
3.1	Amended and Restated Certificate of Incorporation filed with Delaware Secretary of State dated February 23, 2022	8-K	3.1	February 24, 2022
3.2	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation, dated April 24, 2023	8-K	3.1	April 24, 2023
3.3	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation, dated December 21, 2023	8-K	3.1	December 21, 2023
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Onconetix, Inc., dated September 24, 2024	8-K	3.1	September 24, 2024
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Onconetix, Inc., dated June 11, 2025	8-K	3.1	June 11, 2025
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Onconetix, Inc. dated March 25, 2026	8-K	3.1	March 27, 2026
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Onconetix, Inc. dated May 20, 2026	8-K	3.1	May 19, 2026
3.8	Fourth Amended and Restated Bylaws of the Company	8-K	3.2	December 21, 2023
3.9	Certification of Designation of Series C Preferred Stock.	8-K	3.1	October 3, 2024
3.10	Certificate of Correction to Certificate of Designations authorizing the issuance of the Series C Preferred Stock	10-Q	3.7	June 12, 2025
3.11	Certification of Designation of Series D Preferred Stock.	8-K	3.1	September 26, 2025
3.12	Certification of Designation of Series F Preferred Stock.	8-K	3.1	July 29, 2026
4.1	Form of Inducement PIO	8-K	4.1	July 11, 2024
4.2	Form of Warrant (Series C)	8-K	4.1	October 3, 2024
4.3	Form of Warrant (Series D)	8-K	4.1	September 26, 2025
4.4	Form of Warrant (Series E)	8-K	4.1	October 3, 2025
10.1	Common Stock Purchase Agreement, between the Company and the July 2026 ELOC Investor, dated July 28, 2026	8-K	10.3	July 29, 2026
10.2	Registration Rights Agreement, between the Company and the July 2026 ELOC Investor, dated July 28, 2026	8-K	10.4	July 29, 2026
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onconetix, Inc.

Date: August 13, 2026	/s/ David A. White
David A. White
Chief Executive Officer (principal executive officer)